Form 10QSB
period 1999-12-31
KANAKARIS COMMUNICATIONS INC
filed 2000-02-14
CIK 1066624

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________


                        Commission File Number 0-28213


                         KANAKARIS COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)


            NEVADA                                               86-0888532
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                        3303 HARBOR BOULEVARD, SUITE F-3
                          COSTA MESA, CALIFORNIA 92626
                    (Address of principal executive offices)


         Issuer's telephone number (including area code): (714) 444-0530



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_


         The number of shares outstanding of the registrant's only class of Common Stock, $.001 par value per share, was 29,851,045 on February 10, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                 KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1999
                                   (Unaudited)


ASSETS

Current assets:
   Cash and cash equivalents                                       $    141,572
   Accounts receivable                                                   46,428
   Inventories                                                              250
   Advances to suppliers                                                    700
   Current maturities of notes receivable -
      shareholders and related parties                                   61,695
   Interest receivable                                                    4,807
   Prepaid expenses                                                      36,477
                                                                   -------------

           TOTAL CURRENT ASSETS                                         291,929
                                                                   -------------

Property and equipment, net of accumulated
   depreciation and amortization                                         37,144
                                                                   -------------

Other assets:
   Notes receivable - shareholders and
      related parties - noncurrent                                      123,644
   Organization costs - net                                               1,300
   Security deposits                                                        700
   Goodwill - net of amortization                                       337,865
                                                                   -------------

           TOTAL OTHER ASSETS                                           463,509
                                                                   -------------

           TOTAL ASSETS                                            $    792,582
                                                                   =============

                 KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1999
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                           $    908,778
   Convertible debentures                                               957,500
   Notes payable                                                         35,000
   Due to former shareholder of subsidiary                               74,441
   Other accrued liabilities                                             12,837
                                                                   -------------

           TOTAL CURRENT LIABILITIES                                  1,988,556

Long-term liabilities:
   Royalties payable                                                     46,526
                                                                   -------------

           TOTAL LIABILITIES                                          2,035,082
                                                                   -------------

Stockholders' (deficiency) equity:
   Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 Class A Convertible issued
       and outstanding                                                   10,000
   Common stock, $0.001 par value; 100,000,000
       shares authorized; 27,520,050 issued and
       outstanding                                                       27,520
   Additional paid-in capital                                         9,003,584
   Accumulated deficit                                              (10,080,424)
   Less subscription receivable
       (1,260,000 shares, common)                                        (1,260)
   Less cost of treasury stock
       (99,024 shares, common)                                         (201,920)
                                                                   -------------

           TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY                   (1,242,500)
                                                                   -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIENCY) EQUITY                                  $    792,582
                                                                   =============


                 KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Three Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                 1999                 1998
                                                            ---------------     ---------------
Net sales                                                   $       93,588      $      227,255

Cost of sales                                                       67,830             124,988
                                                            ---------------     ---------------

           GROSS PROFIT                                             25,758             102,267
                                                            ---------------     ---------------

Operating expenses:
   Executive compensation                                           98,112              26,905
   Salaries                                                         42,325              53,595
   Employee benefits                                                 1,622                 -
   Payroll taxes                                                    11,148               3,011
   Consulting fees                                               1,065,480              11,000
   Royalties                                                         2,333              12,943
   Travel and entertainment                                         35,249               1,791
   Telephone and utilities                                          12,652               6,914
   Marketing and investment costs                                  211,175                 701
   Professional fees                                               216,713              24,500
   Rent                                                              7,899               8,565
   Office and other expenses                                        17,607              14,806
   Equipment rental and expense                                        953               1,315
   Insurance                                                         7,539               8,407
   Depreciation and amortization                                    10,495               7,731
   Taxes - other                                                     2,400                 -
   Bank charges                                                        661                 663
                                                            ---------------     ---------------

           TOTAL OPERATING EXPENSES                              1,744,363             182,847
                                                            ---------------     ---------------

       Loss before interest and other income                    (1,718,605)            (80,580)

       Interest and other income                                     2,321               3,004
                                                            ---------------     ---------------

       Net loss                                             $   (1,716,284)     $      (77,576)
                                                            ===============     ===============

       Net loss per common share -
          basic and diluted                                 $         (.06)     $         (.01)
                                                            ===============     ===============

       Weighted average common shares
          outstanding - basic and diluted                       26,811,483          19,080,612
                                                            ===============     ===============


                         KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                      For the Three Months Ended December 31, 1999 and 1998
                                            (Unaudited)

                                                                      1999                 1998
                                                                 ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $   (1,716,284)     $      (77,576)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                       6,563               6,059
           Depreciation and amortization                                  3,932               1,672
           Consulting, incurred in exchange for common stock          1,029,400                 -
           Changes in assets and liabilities
                (Increase) decrease in:
                   Accounts receivable                                  107,832               7,582
                   Inventory                                               (250)             (2,084)
                   Prepaid expenses                                      24,336              (1,390)
                   Advances to suppliers                                   (700)              7,139
                   Interest receivable                                   (2,403)             (3,004)
                Increase (decrease) in:
                   Accounts payable and accrued expenses                (24,432)             13,708
                   Royalties payable                                     53,240              15,785
                   Customer deposits                                        -                (5,983)
                   Other current liabilities                             12,837                  26
                                                                 ---------------     ---------------

           Net cash used in operating activities                       (506,079)            (40,908)
                                                                 ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (10,306)                -
   Decrease in notes receivable -
      shareholders and related parties                                   61,694                 -
   Decrease in security deposits                                            700                 -
                                                                 ---------------     ---------------

           NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                                          52,088                 -
                                                                 ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payment of) notes payable                              35,000              (2,275)
   Proceeds from convertible debt                                       337,500              59,400
   Proceeds from sale of common stock                                       136                 -
   Proceeds from additional paid in capital                              67,864                 -
                                                                 ---------------     ---------------

           TOTAL FROM FINANCING ACTIVITIES                              440,500              57,125
                                                                 ---------------     ---------------

                 KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
              For the Three Months Ended December 31, 1999 and 1998
                                   (Unaudited)

       Net (decrease) increase in cash
              and cash equivalents                               $      (13,491)    $       16,217

Cash and cash equivalents, beginning of period                          155,063              5,415
                                                                 ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $      141,572      $      21,632
                                                                 ===============     ===============



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 1999, the Company issued 1,426,000 shares of common stock for consulting services having a fair value of $1,029,400.



                                                              KANAKARIS COMMUNICATIONS, INC.
                                               Consolidated Statement of Changes in Stockholders' Equity
                                                      For the Three Months Ended December 31, 1999



                         Common Stock       Preferred Stock
                     --------------------  -------------------                Accumulated    Treasury     Stock
                       Shares     Amount    Shares     Amount      APIC         Deficit        Stock   Subscriptions   Total
                     ----------  --------  ---------  --------  -----------  -------------  -----------  ---------  ------------
Balances
September 30, 1999   25,958,050  $ 25,958  1,000,000  $ 10,000  $ 7,907,746  $ (8,364,140)  $ (201,920)  $ (1,260)  $  (623,616)

 Stock issued for
   cash:                136,000      136         -         -         67,864           -            -          -          68,000

 Stock issued for:

   Consulting fees    1,401,000    1,401         -         -      1,009,249           -            -          -       1,010,650

   Professional
     services            25,000       25         -         -         18,725           -            -          -          18,750

 Net (loss) for the
 three months ended
 December 31, 1999          -         -          -         -            -      (1,716,284)         -          -       (1,716,284)
                     ----------  --------  ---------  --------  -----------  -------------  -----------  ---------  ------------

BALANCES
DECEMBER 31, 1999    27,520,050  $ 27,520  1,000,000  $ 10,000  $ 9,003,584  $(10,080,424)  $ (201,920)  $ (1,260)  $(1,242,500)
                     ==========  ========  =========  ========  ===========  =============  ===========  =========  ============

                 KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Notes to Financial Statement
                                December 31, 1999
                                   (Unaudited)

Basis of presentation
---------------------

The condensed financial statements included herein have been prepared by Kanakaris Communications, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended September 30, 1999. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year ending September 30, 2000, or any other period.

Business Organization and Activity
----------------------------------

The Company was incorporated in the State of Nevada on November 1, 1991. The Company develops and supplies internet products, for electronic commerce, and operates a subsidiary which designs and installs modular consoles.

Business Combinations
---------------------

On October 10, 1997 (the "Acquisition Date"), Kanakaris InternetWorks, Inc. ("KIW") consummated a Stock Purchase Agreement with the shareholder (the "Seller") of Desience Corporation ("Desience") to purchase 10,000 common shares representing 100% of its issued and outstanding common stock in exchange for a 4% royalty on the gross sales (after collection) of Desience subsequent to the acquisition date, to be paid monthly for as long as Desience remains in business or its products are sold. Pursuant to APB 16, since the seller has no continuing affiliation with the Company, the 4% royalty is accounted for as an increase to goodwill at the date the amount is determinable. In addition, the Seller shall receive five percent of funds which are to be allocated to Desience arising from KIW's next securities offering as a non-refundable advance on the royalty. KIW will hold harmless the Seller from any claims, causes of action, costs, expenses, liabilities and prior shareholder advances. Immediately following the exchange, Desience became a wholly-owned subsidiary of KIW.

On November 25, 1997, KIW and its stockholders (the ("Stockholders") consummated an acquisition agreement with Big Tex Enterprises, Inc. ("Big Tex"), an inactive public shell with no recent operations at that time, whereby the shareholders sold all of their preferred and common stock, which represented 100% of KIW's issued and outstanding capital stock, to Big Tex in exchange for 7,000,000 shares (6,000,000 common, 1,000,000 preferred) of Big Tex's restricted stock, representing 66.67% of the issued and outstanding common stock and 100% of the issued and outstanding preferred stock of Big Tex, aggregating 75% of the total voting rights (the "Exchange"). Big Tex was founded in 1991 for the purpose of lawful business or enterprise, but had been inactive since 1991. Immediately following the exchange, the Company changed its name to Kanakaris Communications, Inc.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary Kanakaris InternetWorks, Inc., and Kanakaris InternetWorks, Inc.'s wholly-owned subsidiary, Desience Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Earnings Per Share
------------------

Earnings per share are computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share".

Note Payable
------------

As of December 31, 1999, the Company had a $35,000 note payable to an officer. Interest accrues at 5% annually. Principal and accrued interest due January 2002.

Letters of Intent
-----------------

On November 1, 1999 the Company signed a Memorandum of Understanding with SyCoNet.Com, Inc. ("SyCoNet"). SyCoNet will make available all properties which it has internet online distribution rights to, both now and in the future, for direct over-the internet delivery by the Company. The Company will incur encoding and bandwidth charges for those properties which it exercises its option to deliver over the internet, and will pay SyCoNet 70% of the online access gross fees and 25% of the product specific gross advertising fees pertaining to this product.

On November 9, 1999, the Company signed a Memorandum of Understanding with Lain International ("Lain"). Lain will make available all Spanish language, Spanish dubbed and Spanish sub-titled films for which it has internet distribution rights to the Company. The Company will create a KKRS web channel devoted exclusively to these titles. The Company will maintain web visit status, accounting, and will pay Lain its royalties on at least a quarterly basis, an amount of 50% of the gross share of advertising, subscription and pay-per-view fees for the channel devoted to Lain films, minus 50% of encoding, bandwidth and advertising charges.

Internet Data Center Services Agreements
----------------------------------------

On November 17, 1999, and effective December 7, 1999, the Company entered into an agreement with Microsoft Corporation ("Microsoft"). Microsoft will assist the Company with the development of an audio/video enhanced Website which delivers timely and relevant audiovisual content using Windows Media Technologies in a broadband network intrastructure.

On October 21, 1999, the Company entered into an agreement with eConnect to enter into a joint venture and strategic alliance to be called Internet Cash Programming (ICP). ICP will provide the consumer with the ability to purchase programming by Same-as-Cash, or by Enhanced Credit Card payments. ICP will be formed as a Nevada Corporation and will authorize 1,000,000 shares of stock of which the Company will receive 400,000 shares and eConnect will receive 400,000 shares. It is anticipated that the Company will have managing control of ICP.

Subsequent Events
-----------------

In 1999, the Company filed a complaint in the Los Angeles Superior Court against its former securities attorney. In January of 2000, the complaint was settled for $250,000 receivable over a 3 year period of which $30,000 has been received. All amounts due on this matter were reserved as uncollectable as of September 30, 1999.

In January 2000, holders of all of the Company's then outstanding 10% Convertible Subordinated Debentures converted their debentures into an aggregate of 1,783,334 shares of the Company's common stock.

The Company signed an agreement with ValueClick in January of 2000 whereby ValueClick will drive advertisers to the Kanakaris web site. The Company will receive $.20 each time a customer clicks on a ValueClick-served ad. The Company will also receive $.03 per click whenever a customer clicks on a KKRS-referred web site.

In February 2000, the Company issued $1,000,000 of its 10% Convertible Subordinated Debentures due February 1, 2001 to three accredited investors. Net proceeds to the Company after the payment of finders' fees and prior to the payment any other related offering expenses was $870,000.

In February 2000, the Company entered into an agreement with Wave Systems Corp., which provides the transactional capability to enable the Company to implement the subscription and pay-per-view revenue collection portion of its Internet-based business plan.

Segment Information
-------------------

For The Three Months Ended December 31

                                 Internet          Modular
                                 Commerce          Consoles          Total
                                 --------          --------          -----

1999
Revenues                      $       278         $  93,310     $    93,588
Segment Profit (Loss)          (1,696,803)          (19,481)     (1,716,284)
Total Assets                      666,243           126,339         792,582
Additions To Long-
  Lived Assets                      9,724               582          10,306
Depreciation And                    9,730               765          10,495
  Amortization

1998
Revenues                      $    25,106         $ 202,149     $   227,255
Segment Profit (Loss)             (54,403)          (23,173)        (77,576)
Total Assets                      638,946           155,326         794,272
Additions To Long-                    -                 -                 -
  Lived Assets
Depreciation And                    7,181               550           7,731
  Amortization

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby.

         We have incurred significant losses since our inception. As of December 31, 1999, we had an accumulated deficit of $10,080,424. We expect to incur substantial operating losses for the foreseeable future. Our results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may vary due to a number of factors, many of which are beyond our control, including:

         o the timing and nature of revenues from our Internet and e-commerce businesses and data control console product sales that are recognized during any particular quarter;
         o the impact of price competition on our average prices for our products and services;
         o market acceptance of new product or service introductions by us or our competitors;
         o   the timing of expenditures in anticipation of future sales;
         o   product returns;
         o   the financial health of our customers;
         o the overall state of the Internet and e-commerce industries and the data control console industries; and
         o   economic conditions generally.

         Any of these factors could cause operating results to vary significantly from prior periods and period-to-period. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in our operating results could cause the price of our common stock to fluctuate substantially.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our company's common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures made by us in this report and in other materials we have filed with the Securities and Exchange Commission, including our Form SB-2 dated January 5, 2000 (and, in particular, in the "Risk Factors" section therein), that discusses our business in greater detail and that also discloses various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Assumptions relating to the forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. In addition, our business and operations are subject to significant risks which increase the uncertainty inherent in the forward-looking statements. In light of this, the inclusion of forward-looking information should not be regarded as a representation or guarantee by us or any other person that our objectives or plans will be achieved.


OVERVIEW

         We are an Internet-based provider of online delivery of films and books. Our Internet web site, www.KKRS.Net, is the portal to all of the proprietary content and web sites of our company. Our films are accessible by Internet users at access rates from 56K to broadband. We have over 200 on-demand movies available with full-screen scalability and television quality. We have over 250 books online available. The books feature re-sizable type, the ability to turn pages without scrolling and the ability to search by word or phrase. In addition, currently we offer other content at www.KKRS.Net, including co-branded auctions, classified ads and personal ads.

         In addition to our Internet and e-commerce businesses, we design, manufacture and install ergonomic data control console systems for high-end computer command centers used by governmental agencies and Fortune 500 and other companies. Our customers include NASA, the Federal Bureau of Investigation, the United States Navy, Bank of America and Mitsubishi.

         To date, substantially all of our revenues have been derived through sales of our data control console systems. Our current business strategy includes expansion of our data control console business and a significant emphasis upon developing and expanding our Internet and e-commerce businesses.

         Our company is a Nevada corporation that was incorporated on November 1, 1991 and is the sole shareholder of Kanakaris InternetWorks, Inc. Kanakaris InternetWorks, Inc. is the sole shareholder of Desience Corporation. Our common stock is currently traded on the OTC Bulletin Board under the ticker symbol "KKRS."

         We currently derive substantially all of our revenue from the manufacture and sale of our data control console systems. We are in the process of further developing and expanding our Internet-related businesses with the goal of deriving revenues from these businesses in the near future. In that regard, we anticipate deriving revenue from, among other sources:

         o rental and sales of online, downloaded and print books and other written materials;
         o   movie subscription and pay-per-view fees;
         o   classified and personal ad advertising fees;
         o fees based on the value of items auctioned through our Internet Lifestyle Network; and
         o   sales of downloadable music.

         We expect to continue to place significant emphasis upon the further development and expansion of our Internet and e-commerce businesses. We expect to increase our sales and marketing expenses in the near term. We intend to increase our marketing efforts substantially in order to develop awareness and brand loyalty for our Internet-based products and services and to generate revenues from those who visit our Internet sites. These marketing efforts will require a considerable effort on our part.

         We also intend to continue to invest in the development of new products and services, complete the development of our products and services currently under development and expand our network.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

         Net sales decreased $133,667 or 58.8%, from $227,255 for the three months ended December 31, 1998 to $93,588 for the three months ended December 31, 1999. This decrease in total sales was primarily due to a decrease in sales of our OPCON Module System which the Company believes to be a result of normal fluctuations in the timing of orders for the Company's products. The portion of net sales derived from our e-commerce businesses decreased $24,828 or 98.9%, from $25,106 for the three months ended September 30, 1998 to $278 for the three months ended December 31, 1999 due to a shift in our focus from establishing web sites to providing downloadable content. The portion of net sales derived from the sales of our data control console systems decreased $108,839 or 53.8%, from $202,149 for the three months ended December 31, 1998 to $93,310 for the three months ended December 31, 1999.

         Gross profit decreased $76,509 or 74.8%, from $102,267 for the year ended December 31, 1998 to $25,758 for the three months ended December 31, 1999. The decrease in gross profit and corresponding decrease in gross margin from 45.0% to 27.5% was primarily due to the purchase of intangible movie rights for use on our web sites.

         Total operating expenses increased $1,561,516 from $182,847 for the three months ended December 31, 1998 to $1,744,363 for the three months ended September 30, 1999. This increase in total operating expenses was primarily due to a significant increase in our consulting fees from $11,000 for the three months ended December 31, 1998 to $1,065,480 for the three months ended December 31, 1999 and an increase in marketing and investment costs and professional fees from $25, 201 for the three months ended December 31, 1998 to $427,888 for the three months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         From February 25, 1997 through December 31, 1999, we funded our operations primarily from equity investments through private placements of our securities, including our convertible debentures, proceeds from our line of credit and revenue generated from our operations.

         As of December 31, 1999, we had a negative working capital of $1,696,627 and an accumulated deficit of $10,080,424. As of that date, we had $141,572 in cash and cash equivalents and $46,428 in accounts receivable. We also had obligations under our debentures in the amount of $957,500.

         Cash used in our operating activities totaled $506,079 for the three months ended December 31, 1999 as compared to $40,908 for the three months ended December 31, 1998. Cash provided by our investing activities totaled $52,088 for the three months ended December 31, 1999 as compared to no cash provided by our investing activities for the three months ended December 31, 1998.

         Cash provided by our financing activities was $440,500 for the three months ended December 31, 1999. $337,500 of that amount was raised through the issuance of our debentures. Cash provided by our financing activities was $57,125 for the three months ended December 31, 1998.

         On February 25, 1999, we obtained a $5,000,000 revolving line of credit from Alliance Equities. On April 7, 1999, this line of credit was increased to $7,000,000. The February 25, 1999 agreement memorializing our arrangement with Alliance Equities provides that a definitive agreement is to be negotiated within seven days of that date. Prior to December 10, 1999, the parties had not finalized a definitive agreement and had operated under the February 25, 1999 agreement as amended by the April 7, 1999 amendment. On December 10, 1999, the parties executed a definitive agreement relating to the revolving line of credit. The agreement provides that our company may draw up to $500,000 per month on the line of credit, up to a maximum aggregate borrowing of $7,000,000. Interest accrues at the rate of 10% per annum, with unpaid principal and accrued interest due at maturity on December 10, 2001, unless the line of credit is terminated earlier by mutual agreement of the parties upon 30 days' prior written notice, is prepaid by us or is converted into shares of our common stock by us, by the lender or automatically upon the happening of certain events.

         At any time or times prior to maturity, our company may convert any portion of the unpaid principal balance into shares of our common stock, or the lender may convert up to 50% of the unpaid principal balance, at a conversion price equal to the average market price for our common stock for the 30 days prior to the conversion. The unpaid principal balance of the line of credit is automatically convertible into shares of our common stock if we fail to pay the unpaid principal and interest due at maturity, at a conversion price equal to the average market price for our common stock for the 30 days prior to the conversion. Alternatively, the unpaid principal balance of the line of credit is automatically convertible into shares of our common stock if we close a financing in which the aggregate gross proceeds received by us equal or exceed $7,000,000, in which case a total of 50% of the entire original line of credit amount (which is the aggregate of amounts previously converted at that time plus non-converted amounts equaling a maximum of 50% of the entire original line of credit amount) will be converted at a conversion price equal to the average market price of our common stock as exists thirty days prior to such automatic conversion.

         In January 2000, our convertible debentures that were outstanding as of December 31, 1999 were converted into an aggregate of 1,783,334 shares of our common stock. In addition, during February 2000 we issued $1,000,000 of our 10% Convertible Subordinated Debentures due February 1, 2001. The net proceeds of that offering, after the payment of finder's fees and before the payment of other related expenses, was $870,000.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our revolving line of credit with Alliance Equities, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

IMPACT OF YEAR 2000

            We have not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, we will continue to monitor our systems (both IT and non-IT) throughout the Year 2000, including the proper recognition of the leap year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three months ended December 31, 1999, the Company issued 1,426,000 shares of common stock for consulting services having a fair value of $1,029,400.

         During the three months ended December 31, 1999, the Company issued 136,000 shares of common stock to four accredited investors in private offerings in exchange for $68,000 in cash.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that said transactions did not involve any public offering and the purchaser were sophisticated with access to the kind of information registration would provide.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  27.1  Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KANAKARIS COMMUNICATIONS, INC.


Dated: February 14, 2000            By: /S/ DAVID SHOMAKER
                                    --------------------------------------------
                                    David Shomaker
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule