Form 10QSB
period 2000-03-31
KANAKARIS COMMUNICATIONS INC
filed 2000-05-12
CIK 1066624

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_


         The number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 31,090,775 on May 8, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

ASSETS
------

Current assets:
   Cash and cash equivalents                                     $     221,362
   Accounts receivable                                                  82,054
   Inventories                                                           3,532
   Advances to suppliers                                                   700
   Current maturities of notes receivable -
      shareholders and related parties                                  61,695
   Judgement receivable - current portion                               83,333
   Interest receivable                                                   6,610
   Prepaid expenses                                                      9,642
                                                                 --------------

           TOTAL CURRENT ASSETS                                        468,928
                                                                 --------------

Property and equipment, net of accumulated
   depreciation and amortization                                        37,483

Other assets:
   Notes receivable - shareholders and
      related parties - noncurrent                                     123,644
   Judgement receivable - noncurrent                                   136,667
   Security deposits                                                       700
   Goodwill - net of amortization                                      335,047
                                                                 --------------

           TOTAL OTHER ASSETS                                          596,058

           TOTAL ASSETS                                          $   1,102,469
                                                                 ==============

     See accompanying notes to condensed consolidated financial statements.

                 KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                         $     728,715
   Convertible debentures                                            1,000,000
   Notes payable, stockholders                                          35,000
   Due to former shareholder of subsidiary                              78,315
                                                                 --------------

           TOTAL CURRENT LIABILITIES                                 1,842,030

Long-term liabilities:
   Royalties payable                                                    46,526
                                                                 --------------

           TOTAL LIABILITIES                                         1,888,556
                                                                 --------------

Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 Class A Convertible issued
       and outstanding in 1999 and 1998                                 10,000
   Common stock, $0.001 par value; 1,000,000,000
       shares authorized; 30,046,045 issued and
       outstanding;                                                     30,046
   Common shares to be issued                                              206
   Additional paid-in capital                                       12,977,017
   Accumulated deficit                                             (13,802,096)
   Less subscription receivable
       (1,260,000 shares, common)                                       (1,260)
                                                                 --------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                    (786,087)
                                                                 --------------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY (DEFICIENCY)                     $   1,102,469
                                                                 ==============

     See accompanying notes to condensed consolidated financial statements.

                                     KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                                       (Unaudited)

                                                              Three Months    Three Months     Six Months       Six Months
                                                                 Ended           Ended           Ended           Ended
                                                                March 31,       March 31,       March 31,       March 31,
                                                                  2000            1999            2000            1999
                                                             --------------  --------------  --------------  --------------

Net sales                                                    $     107,554   $     128,944   $     201,142   $     356,199

Cost of sales                                                      110,081          77,854         177,911         202,842
                                                             --------------  --------------  --------------  --------------

           GROSS PROFIT                                             (2,527)         51,090          23,231         153,357
                                                             --------------  --------------  --------------  --------------

Operating expenses:
   Executive compensation                                           98,000         184,407         196,112         211,312
   Salaries                                                         68,515          (5,141)        112,462          48,454
   Payroll taxes                                                    15,059           3,987          26,207           6,998
   Consulting fees                                                 840,255         207,640       1,905,735         218,640
   Royalties                                                             -          (4,668)          2,333           8,275
   Travel and entertainment                                         49,683          10,095          84,932          11,886
   Telephone and utilities                                          12,801          13,270          25,453          20,184
   Marketing and investment costs                                  677,587         150,071         888,762         150,772
   Professional fees                                               898,945         142,500       1,115,658         167,000
   Rent                                                              3,880           5,631          11,779          14,196
   Office and other expenses                                         1,014           9,720          18,621          24,526
   Equipment rental and expense                                      1,266             953           2,219           2,268
   Insurance                                                        12,618          (6,394)         20,157           2,013
   Depreciation and amortization                                    11,895           7,730          22,390          15,461
   Taxes - other                                                     3,653             214           6,053             214
   Bank charges                                                        623             665           1,284           1,328
   Miscellaneous                                                    49,944          30,896          49,944          30,896
                                                             --------------  --------------  --------------  --------------

           TOTAL OPERATING EXPENSES                              2,745,738         751,576       4,490,101         934,423
                                                             --------------  --------------  --------------  --------------

       Loss before interest and other income
          (expense)                                             (2,748,265)       (700,486)     (4,466,870)       (781,066)

       Financing and other income (expense), net                  (973,407)         (5,096)       (971,086)         (2,092)
                                                             --------------  --------------  --------------  --------------

       Net loss                                              $  (3,721,672)  $    (705,582)     (5,437,956)  $    (783,158)
                                                             ==============  ==============  ==============  ==============

       Net loss per common share -
          basic and diluted                                  $        (.14)  $        (.01)  $        (.19)  $        (.04)
                                                             ==============  ==============  ==============  ==============

       Weighted average common shares
          outstanding - basic and diluted                       26,811,483      19,080,612      28,119,019      20,805,333
                                                             ==============  ==============  ==============  ==============

                         See accompanying notes to condensed consolidated financial statements.

                                     KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                    For the Six Months Ended March 31, 2000 and 1999
                                                       (Unaudited)

                                                                                  2000            1999
                                                                             --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $  (5,437,956)  $    (783,158)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                                 13,256          12,117
           Depreciation and amortization                                             9,135           3,344
           Income from judgement                                                  (250,000)              -
           Compensation, consulting, marketing and
             professional services, incurred in exchange
             for common stock and treasury stock                                 2,857,486         365,500
           Convertible debt - marketing cost                                       201,500               -
           Convertible debt-financing costs                                      1,217,500               -
           Changes in assets and liabilities
                (Increase) decrease in:
                   Accounts receivable                                              72,056          (4,264)
                   Inventory                                                        (3,532)          4,629
                   Prepaid expenses                                                 51,171          (6,623)
                   Advances to suppliers                                              (700)         (7,579)
                   Interest receivable                                              (4,206)         (5,408)
                Increase (decrease) in:
                   Accounts payable and accrued expenses                          (204,495)         33,408
                   Due to former shareholder of subsidiary                               -          13,239
                   Royalties payable                                                46,526               -
                   Customer deposits                                                   700          61,778
                                                                             --------------  --------------


           NET CASH USED IN OPERATING ACTIVITIES                                (1,431,559)       (313,017)
                                                                             --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (7,835)           (406)
   Decrease in notes receivable -
      shareholders and related parties                                              61,694           2,288
   Proceeds from judgement receivable                                               30,000               -
                                                                             --------------  --------------

           NET CASH PROVIDED BY INVESTING ACTIVITIES                                83,859           1,882
                                                                             --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of notes payable                                                              -          (2,526)
   Proceeds from notes payable - stockholders                                       54,500               -
   Payments on notes payable - stockholders                                        (19,500)              -
   Proceeds from convertible debt                                                1,248,500               -
   Proceeds from sale of common stock                                                  180           3,369
   Proceeds from sale of common stock to be issued                                     206               -
   Proceeds from additional paid in capital                                        130,113         407,672
                                                                             --------------  --------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,413,499         408,515
                                                                             --------------  --------------

Net increase in cash and cash equivalents                                           66,299          97,380

Cash and cash equivalents, beginning of period                                     155,063           5,415
                                                                             --------------  --------------

Cash and cash equivalents, end of period                                     $     221,362   $     102,795
                                                                             ==============  ==============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2000, the Company issued 2,124,661 shares of common stock for consulting, marketing and professional services having a fair value of $2,825,486.

The Company distributed 99,024 of shares of treasury stock for compensation of $32,000.

The Company recorded a judgement receivable in the amount of $250,000 which represented a legal settlement (see legal actions section of commitments and contingencies notes).

                         See accompanying notes to condensed consolidated financial statements.

                                             KANAKARIS COMMUNICATIONS, INC.
                         Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                         For the Six Months Ended March 31, 2000
                                                       (Unaudited)

                                                                     Common Stock
                                  Common Stock Issued                 to be issued                  Preferred Stock
                             ------------------------------  ------------------------------  ------------------------------
                                 Shares           Amount         Shares          Amount          Shares          Amount
                             --------------  --------------  --------------  --------------  --------------  --------------

Balances
September 30, 1999              25,958,050   $      25,958               -   $           -       1,000,000   $      10,000

   Stock issued for cash:          180,000             180         206,000             206               -               -

   Stock issued for:
     Compensation                        -               -               -               -               -               -
     Consulting fees             1,741,000           1,741               -               -               -               -
     Marketing services            158,661             159               -               -               -               -
     Professional services         225,000             225               -               -               -               -

   Converted debentures          1,783,334           1,783               -               -               -               -

   Convertible debt -
     financing costs                     -               -               -               -               -               -

   Net (loss)                            -               -               -               -               -               -
                             --------------  --------------  --------------  --------------  --------------  --------------

BALANCES
MARCH 31, 2000                  30,046,045   $      30,046         206,000   $         206       1,000,000   $      10,000
                             ==============  ==============  ==============  ==============  ==============  ==============

(CONTINUED)

                                               Accumulated      Treasury        Stock
                                  APIC           Deficit         Stock       Subscriptions       Total
                             --------------  --------------  --------------  --------------  --------------

Balances
September 30, 1999           $   7,907,746   $  (8,364,140)  $    (201,920)  $      (1,260)  $    (623,616)

   Stock issued for cash:          130,113               -               -               -         130,499

   Stock issued for:
     Compensation                 (169,920)              -         201,920               -          32,000
     Consulting fees             1,818,659               -               -               -       1,820,400
     Marketing services            236,177               -               -               -         236,336
     Professional services         768,525               -               -               -         768,750

   Converted debentures          1,068,217               -               -               -       1,070,000

   Convertible debt -
     financing costs             1,217,500               -               -               -       1,217,500

   Net (loss)                            -      (5,437,956)              -               -      (5,437,956)
                             --------------  --------------  --------------  --------------  --------------

BALANCES
MARCH 31, 2000               $  12,977,017   $ (13,802,096)  $           -   $      (1,260)  $    (786,087)
                             ==============  ==============  ==============  ==============  ==============

                         See accompanying notes to condensed consolidated financial statements.

                 KANAKARIS COMMUNICATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Basis of presentation
---------------------

The condensed consolidated financial statements included herein have been prepared by Kanakaris Communications, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended September 30, 1999. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending September 30, 2000, or any other period.

Business Organization and Activity
----------------------------------

Kanakaris Communications, Inc.(formerly Big Tex Enterprises, Inc.) (the "Company") was incorporated in the State of Nevada on November 1, 1991. The Company develops and supplies internet products for electronic commerce and operates a subsidiary which designs and installs modular consoles.

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Kanakaris Internetworks, Inc. and Desience Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Earnings Per Share
------------------

Earnings per share are computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share".

NOTES PAYABLE
-------------

As of March 31, 2000, the Company had $35,000 of notes payable to two stockholders. Interest accrues at 5% annually. Principal and accrued interest is due prior to January 2001.

COMMITMENTS AND CONTINGENCIES
-----------------------------

Leases
------

On October 8, 1998 the Company, as subtenant, entered into a sublease agreement with the existing tenant commencing on October 15, 1998. The term of the sublease is through and including the end of the original term of the tenant's lease of the premises, which is August 20, 2000. The monthly rent on this sublease is $1,512 through August 20, 1999 at which time it increased to $1,579 a month until August 20, 2000.

Legal Actions
-------------

On August 5, 1999, the Company filed a Complaint in the Los Angeles Superior Court against its former securities attorney along with 20 unnamed Defendants claiming damages for breach of contract, conversion fraud and deceit and negligence. This Complaint arises out of the alleged transfer of certain funds without the Company's authorization to an unknown entity by named and possible unnamed Defendants. In January of 2000, this complaint was settled for $250,000, receivable over a 3 year period, at $5,694 per month.

On September 15, 1999, an individual filed a complaint against the Company and the executive who is the Chairman of the Board, President and Chief Executive Officer in Los Angeles Superior Court alleging breach of contract and fraud. The fraud claim was based primarily on alleged misrepresentation and concealment involving a consulting agreement between the Company and the individual. The individual alleged that he is entitled to certain stock options, of which 75% of the option price allegedly is already deemed paid in exchange for services allegedly rendered to the Company. The individual is attempting to exercise the options for the purchase of a certain number of shares to which he claims to be entitled pursuant to the agreement. The Company has engaged counsel to analyze the complaint and vigorously defend the Company against all of the claims. The case has been submitted for mediation, and a hearing is scheduled for July 6, 2000. The claim against the Company executive has been dismissed.

On October 14, 1999, an Illinois Corporation filed suit against the Company and the Company's stock transfer agent and registrar, in the Circuit Court of Cook County, Illinois. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. In the complaint, the Illinois Corporation sought damages in excess of $50,000 under breach of contract and various other state law theories in connection with the Company's unwillingness to permit them to transfer shares of the Company's common stock held by the Illinois Corporation. The Company believes that the shares were wrongfully converted by a predecessor to the Illinois Corporation. The Company engaged counsel to analyze the complaint and vigorously defend the Company against all claims. The Company has counterclaimed and commenced a third-party action against affiliates of the Illinois Corporation. A separate action was filed in Utah, but the Utah court stayed in favor of the action currently pending in Illinois. The United States District Court is currently holding the stock at issue until the dispute is resolved.

In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. Management believes that the amounts if any, that may result from these claims, will not have a material adverse effect on the financial statements.

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

On November 9, 1999, the Company signed a Memorandum of Understanding with Lain International ("Lain"). Lain will make available to the Company all Spanish language, Spanish dubbed and Spanish sub-titled films for which it has internet distribution rights. The Company will create a KKRS web channel devoted exclusively to these titles. The Company will maintain web visit status, accounting, and will pay Lain its royalties on at least a quarterly basis, an amount of 50% of the gross share of advertising, subscription and pay-per-view fees for the channel devoted to Lain films, minus 50% of encoding, bandwidth and advertising charges.

License Agreement
-----------------

On February 18, 1999, the Company entered into a License Agreement ("Agreement") with ION Systems, Inc. ("ION"), a Missouri corporation. The Agreement is through December 31, 2004, and thereafter will be renewed automatically for additional renewal terms of five years each, ending on December 31 of each fifth year. Under the terms of the Agreement, ION grants to the Company a license to use its products, the E*Web and the X*Maker computer software enabling the secure downloading and viewing of web sites, for or in connection with the Company's web sites. The two parties agreed that the software may be used solely for the publishing, displaying, promoting, marketing, offering and selling for a fee of certain specified book categories as well as of products or services listed in the books published. The aforementioned activities are meant to be offered directly to customers and end users using the facilities of a web site. No geographic or territorial restrictions apply to the use of the software. The agreed fee for each book conversion performed by ION will be $100, and the royalties for each book sale and product sale shall be 12% and 5%, respectively, of the gross revenue. Furthermore, ION shall have the right to buy 100,000 shares of the Company's common stock at a price of $0.30 per share at any time between June 1, 1999 and December 31, 2005 and 175,000 shares at $.01, until March 31, 2001.

Service Agreements
------------------

The Company signed an agreement with ValueClick in January of 2000 whereby ValueClick will drive advertisers to the Kanakaris web site. The Company receives $.20 each time a customer clicks on a ValueClick-served ad. The Company will also receive $.03 per click whenever a customer clicks on a KKRS-referred web site.

In February 2000, the Company entered into an agreement with Wave Systems Corp., which provides the transactional capability to enable Kanakaris Communications to implement the subscription and pay-per-view revenue collection portion of its Internet based business plan.

On March 1, 2000, the Company entered into a one-year agreement with Sonar Network, (a business unit of DoubleClick, Inc. "Doubleclick") to sell media space on the Company's various web sites for the display of advertising. The Company will receive fifty percent (50%) of the net revenues generated from the sale of Advertisement.

Internet Data Center Services Agreements
----------------------------------------

Effective August 9, 1999, the Company entered into an agreement with Microsoft Corporation whereby Microsoft will promote certain of the Company's web sites in consideration for the Company's promotion of specified Microsoft Windows Media Technology on the Company's web sites through December 30, 2001. No expense or income has been recorded by the Company relating to this agreement because under APB No. 29, Accounting For Non-monetary Transactions, the fair values of such web site promotions are not determinable within reasonable limits.

On August 23, 1999, the Company entered into a one-year agreement with ScreamingMedia, Inc. to receive daily customized content update for the Company's web site. Under the terms of this agreement, the Company will pay ScreamingMedia $12,000, of which $3,000 was paid in August 1999. The balance of $9,000 is payable in twelve monthly installments of $750.

On November 17, 1999, and effective December 7, 1999, the Company entered into an agreement with Microsoft Corporation ("Microsoft"). Microsoft will assist the Company with the development of an audio/video enhanced Website which delivers timely and relevant audiovisual content using Windows Media Technologies in a broadband network infrastructure.

On March 6, 2000, the Company entered into a one year Jumpstart Program Agreement with Microsoft whereby Microsoft will assist the Company with the development of an audio/video enhanced Web site which delivers timely and relevant audio/visual content. No expense or income has been recorded by the Company relating to this agreement because under APB No. 29, Accounting For Non-monetary Transactions, the fair values of such web site promotions are not determinable within reasonable limits.

On March 10, 2000 the Company entered into a Webcast Distribution agreement with iBeam Broadcasting Corporation (iBeam). iBeam will distribute and promote certain portions of Kanakaris content and Internet web sites.

On April 20, 2000 the Company entered into a distribution agreement with John Clark for the Internet distribution rights to his book "Dead Angel" which pertain to Clark's relationship to Jerry Garcia. Kanakaris will pay $7,000 to support completion of the book and $6,000 in expenses for promotional interviews with Cliff Garcia and others as well as a promotional party to be webcast on the Kanakaris web site and made into a videotape.

In consideration of this Clark agrees to pay to the Company in perpetuity a 50% royalty of the gross sales of the book on the Internet and for two years to pay to the Company 50% of all royalties generated by the book, and the interview and party video, as well as all other ancillary rights.

Internet Content Provider Agreement
-----------------------------------

Effective August 1, 1999, the Company entered into an agreement with InXsys Corporation (InXsys) granting the Company the right to incorporate InXsys's Aggregated ClassiFIND On-Line Classifieds, and Buy Sell Bid On-Line Personals co-branded services as revenue- generating and traffic-building content within the Company's web site by placement of one or more hotlinks and/or banners to the InXsys sites. Under the terms of this agreement, the Company shall receive a referral commission equal to a percentage, as defined in the agreement, of the net user fees collected.

Letter of Intent - Financial Services
-------------------------------------

On October 21, 1999, the Company entered into an agreement with eConnect to enter into a joint venture and strategic alliance to be called Internet Cash Programming (ICP). ICP will enable the consumer the ability to purchase programming by Same-as-Cash, or by Enhanced Credit Card payments. ICP shall be formed as a Nevada Corporation and shall authorize 1,000,000 shares of stock of which the Company will receive 400,000 shares, eConnect will receive 400,000 shares and 200,000 shares will remain in ICP treasury. The Company shall retain managing control of ICP. All profits of ICP will be equally split between eConnect and the Company.

REVOLVING LINE OF CREDIT
------------------------

On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement ("the Agreement") with Alliance Equities Inc. ("Alliance"), a Florida-based venture capital firm which expires December 10, 2001. Under the terms of the Agreement, Alliance has made available a $7 million revolving line of credit with interest on the unpaid principal at 10% per annum. The funds from the line of credit will enable the Company to pursue current Internet opportunities and commerce development. Under the terms of the Agreement the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to the Lender. Additionally the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. Furthermore, in a separate memorandum of agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of stock or credit towards the purchase of stock.

STOCK INCENTIVE PLAN
--------------------

On January 6, 1999, the Company's Board of Directors created a stock option plan, entitled the 1999 Stock Incentive Plan (the "Plan") which was adopted by the Board of Directors on July 9, 1999. The incentive portion of the plan required shareholder approval. The Plan was never presented for shareholder approval and the Plan was cancelled by a Board of Directors resolution on December 31, 1999.

NON-QUALIFIED STOCK OPTIONS
---------------------------

On December 31, 1999 the Company granted 4,220,000 non-qualified options at a price of $.52 which will expire on December 31, 2009. 3,645,000 options were granted to officers and 575,000 options were granted to certain shareholders. The option price of a share of stock was the fair market value on the day of grant.

On January 13, 2000 the Company granted 330,000 non-qualified options to two shareholders of the Company at a price of $1.31 which will expire on January 13, 2010. The option price of a share of stock was the fair market value on the day of grant.

CONVERTIBLE DEBT
----------------

Alliance Equities
-----------------

In order to provide working capital and financing for the Company's expansion, on August 5, 1999 the Company entered into an agreement with Alliance Equities (the Purchaser) whereby the Purchaser acquired $520,000 of the Company's 10% Convertible Subordinated Debentures, due August 4, 2000.

The debentures contained a contingency provision whereby, if the Company issued common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price would be adjusted as stipulated in the agreement. Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to $130,000. There is no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

On January 5, 2000 the Company filed an amended registration statement on Form SB-2 whereby 866,667 shares were registered for resale by Alliance Equities. This registration statement was declared effective by the Securities and Exchange Commission on January 11, 2000. Subsequently, these convertible debentures were converted into common stock.

NIR GROUP - INVESTORS
---------------------

In order to provide working capital and financing for the Company's expansion, on September 27, 1999 the Company entered into an agreement with investors introduced by the NIR Group (the Purchaser) whereby the Purchaser acquired $550,000 of the Company's 10% Convertible Subordinated Debentures, due September 29, 2000.

The debentures contained a contingency provision whereby, if the Company issued common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price would be adjusted as stipulated in the agreement. Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to $357,500. There is no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

On January 5, 2000 the Company filed an amended registration statement on Form SB-2 whereby 916,667 shares were registered for resale by the Purchaser. This registration statement was declared effective by the Securities and Exchange Commission on January 11, 2000. Subsequently, these convertible debentures were converted into common stock.

In order to provide working capital and financing for the Company's expansion, on February 4, 2000 the Company entered into an agreement with investors introduced by the NIR Group (the Purchaser) whereby the Purchaser acquired $1,000,000 of the Company's 10% Convertible Subordinated Debentures, due February 1, 2001. The Purchaser also acquired warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of $1.90 per share.

The debentures are convertible into common stock at a rate equal to the lowest of $.97 or 66.66% of the average closing bid price for the common stock during the 20 trading days immediately preceding the conversion date. The debentures contain a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price shall be adjusted as stipulated in the agreement. Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debentures issuance date over the conversion price, which amounted to $925,000. There is no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

On March 3, 2000 the Company filed a registration statement on Form SB-2 whereby 2,568,046 shares were being registered for resale by the Purchaser. This registration statement was declared effective by the Securities and Exchange Commission on March 27, 2000. Subsequent to March 31, 2000, $750,000 of these debentures have been converted into common stock.

SEGMENT INFORMATION
-------------------

                                                Internet         Modular
                                                Commerce        Consoles         Total
                                             --------------  --------------  --------------

For the six months ended March 31:
1999
----
   Revenues                                  $      25,215   $     330,984   $     356,199
   Segment profit (loss)                          (780,518)         (2,640)       (783,158)
   Total assets                                    651,597         214,901         866,498
   Additions to long-lived assets                      406               -             406
   Depreciation and amortization                     2,244           1,100           3,344

2000
----
   Revenues                                  $      11,008   $     190,134   $     201,142
   Segment profit (loss)                        (5,393,808)        (44,148)     (5,437,956)
   Total assets                                  1,030,650          71,819       1,102,469
   Additions to long-lived assets                    7,835               -           7,835
   Depreciation and amortization                     7,606           1,529           9,135


For the three months ended March 31:

1999
----
   Revenues                                  $         109   $     128,835   $     128,944
   Segment profit (loss)                          (726,115)         20,533        (705,582)
   Total assets                                    651,597         214,901         866,498
   Additions to long-lived assets                      309               -             309
   Depreciation and amortization                     2,244             550           2,794

2000
----
   Revenues                                  $      10,730   $      96,824   $     107,554
   Segment profit (loss)                        (3,697,005)        (24,667)     (3,721,672)
   Total assets                                  1,030,650          71,819       1,102,469
   Additions to long-lived assets                    7,526               -           7,526
   Depreciation and amortization                     5,392             765           6,157

SUBSEQUENT EVENTS
-----------------

In order to provide working capital and financing for the Company's expansion, in April 2000 the Company entered into an agreement with investors introduced by the NIR Group (the Purchaser) whereby the Purchaser acquired $3,000,000 of the Company's 10% Convertible Subordinated Debentures, due May 1, 2001. The Purchaser also acquired warrants to purchase an aggregate of 900,000 shares of common stock at an initial exercise price of $1.90 per share. The Company is in the process of filing a registration statement on Form SB-2 whereby the shares of common stock underlying the debentures and warrants will be registered for resale by the Purchaser.

On April 20, 2000 the Company entered into an agreement with Sitrick and Company, Inc. to provide advice and public relations services to promote and elevate the Company's profile. Under the terms of the agreement, the Company will pay a retainer of $25,000 and 16,667 shares of common stock and two warrants for stock, each for 16,667 shares, exercisable at $1.72 and $1.95 per share, respectively.

Subject to shareholder approval, the Board of Directors has approved a stock option plan (the 2000 Plan). The 2000 Plan is designed to offer an incentive-based compensation system to employees, officers and directors of the Company, and to employees of companies which do business with Company. The 2000 Plan provides for the grant of incentive stock options and non-qualified stock options. A total of 3,000,000 shares of common stock are authorized for issuance under the Plan.

YEAR 2000 COMPLIANCE
--------------------

The Company is aware of the issues associated with the programming code in existing computer systems caused by the arrival of the millennium (Year 2000). Year 2000 issues may affect the Company's products as the products are primarily computer related. The Company's products have been developed and tested with regard to Year 2000 compliance. All products were deemed to be Year 2000 compliant. The costs of such development and testing and validating were minimal and absorbed as part of the Company's normal quality control procedures. We have not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, we will continue to monitor our systems throughout the Year 2000.

PRO FORMA CAPITALIZATION
------------------------

The following table sets forth the capitalization of the Company as currently specified on the Company's balance sheet as of March 31, 2000 and the pro forma capitalization of the Company as adjusted after giving effect to the issuance of common stock after conversion of the $3,000,000 of convertible debentures received in April 2000 as discussed in the note for subsequent events, and after conversion of the $1,000,000 of convertible debentures existing at March 31, 2000. In addition, the effect of the beneficial conversion feature relating to financing costs (which affects additional paid-in capital and accumulated deficit) has been reflected.

STOCKHOLDERS' EQUITY (DEFICIENCY)                     ACTUAL        PRO FORMA
                                                  --------------  --------------
Preferred stock                                   $      10,000   $      10,000
Common stock                                             30,046          34,046
Common shares to be issued                                  206             206
Additional paid-in capital                           12,977,017      18,573,017
Accumulated deficit                                 (13,802,096)    (15,402,096)
Subscription receivable                                  (1,260)         (1,260)
                                                  --------------  --------------

Total stockholders' equity (deficiency)           $    (786,087)  $   3,213,913
                                                  ==============  ==============

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

         We have incurred significant losses since our inception. As of March 31, 2000, we had an accumulated deficit of $13,802,096. We expect to incur substantial operating losses for the foreseeable future. Our results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may vary due to a number of factors, many of which are beyond our control, including:

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

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our company's common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures made by us in this report and in other materials we have filed with the Securities and Exchange Commission, including our Form SB-2 dated March 24, 2000 (and, in particular, in the "Risk Factors" section therein), that discusses our business in greater detail and that also discloses various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

OVERVIEW

         We are an Internet-based provider of online delivery of films and books. Our Internet web site, www.KKRS.Net, is the portal to all of the proprietary content and web sites of our company. Our films are accessible by Internet users at access rates from 56K to broadband. We have over 300 on-demand movies available with full-screen scalability and television quality. We have over 300 books online available. The books feature re-sizable type, the ability to turn pages without scrolling and the ability to search by word or phrase.

         In addition to our Internet and e-commerce businesses, we design, manufacture and install ergonomic data control console systems for high-end computer command centers used by governmental agencies and Fortune 500 and other companies. Our customers include NASA, the Federal Bureau of Investigation, the United States Navy, Bank of America, Mitsubishi and many others.

         Our company is a Nevada corporation that was incorporated on November 1, 1991 and is the sole stockholder of Kanakaris InternetWorks, Inc. Kanakaris InternetWorks, Inc. is the sole stockholder of Desience Corporation. Our common stock is currently traded on the OTC Bulletin Board under the ticker symbol "KKRS."

         To date, substantially all of our revenues have been derived through sales of our data control console systems. Our current business strategy includes expansion of our data control console business and a significant emphasis upon developing and expanding our Internet and e-commerce businesses. In that regard, we anticipate deriving revenue from, among other sources:

         o sales of online, downloaded and print books and other written materials;
         o   movie subscription and pay-per-view fees; and
         o   advertising fees.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    NET SALES. Net sales decreased $21,390 or 17%, from $128,944 for the three months ended March 31, 1999 to $107,554 for the three months ended March 31, 2000. The portion of net sales derived from our e-commerce businesses increased $10,621 or 9,744%, from $109 for the three months ended March 31, 1999 to $10,730 for the three months ended March 31, 2000 due primarily to the implementation of our merchant service system that enables us to charge and collect access fees for our CinemaPop.com web site and advertising revenue from our web sites. The portion of our net sales derived from the sales of our data control console systems decreased $32,011 or 25%, from $128,835 for the three months ended March 31, 1999 to $96,824 for the three months ended March 31, 2000. This decrease was primarily due to a decrease in sales of our OPCON Modular System, which we believe to be a result of normal fluctuations in the timing of orders for our products. Budget constraints and delayed receipt of expected funding by some prospective clients have caused hold ups in placement of orders for our OPCON Modular System. Current pending proposals expected to become orders are in excess of $500,000. We are in the process of hiring additional sales representation.

         GROSS PROFIT (LOSS). Gross profit decreased $53,617 or 105%, from a gross profit of $51,090 for the three months ended March 31, 1999 to a gross loss of $2,527 for the three months ended March 31, 2000. This decrease in gross profit was due in part to the decrease in total sales noted above, and due also in part to the increased cost of purchasing intangible movie rights for use on our web sites.

         OPERATING EXPENSES. Total operating expenses increased $1,994,162 or 265%, from $751,576 for the three months ended March 31, 1999 to $2,745,738 for the three months ended March 31, 2000. This increase in total operating expenses was due primarily to an increase in consulting fees, marketing and investment costs, and professional fees. Consulting fees increased $632,615 or 305%, from $207,640 for the three months ended March 31, 1999 to $840,255 for the three months ended March 31, 2000, primarily due to strategic expansion. Marketing and investment costs increased $527,516 or 352%, from $150,071 for the three months ended March 31, 1999 to $677,587 for the three months ended March 31, 2000, primarily due to our initial consumer and trade advertising. Professional fees increased $756,445 or 531%, from $142,500 for the three months ended March 31, 1999 to $898,945 for the three months ended March 31, 2000, primarily due to the increased scope of our development, including becoming a fully reporting company, resulting in higher legal and accounting fees. Each of these operating expenses was paid primarily through the issuance of our common stock to the service provider.

         OTHER EXPENSE. Other expense increased $968,311, from $5,096 for the three months ended March 31, 1999 to $973,407 for the three months ended March 31, 2000. This increase in other expense was due primarily to the financing cost of issuing stock through convertible debentures.

         NET LOSS. Net loss increased $3,016,090 or 527%, from $705,582 for the three months ended March 31, 1999 to $3,721,672 for the three months ended March 31, 2000. This increase in net loss is due to a combination of decreased sales, decreased gross profit, increased operating expenses, and increased other expense, as discussed above.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

         NET SALES. Net sales decreased $155,057 or 43%, from $356,199 for the six months ended March 31, 1999 to $201,142 for the six months ended March 31, 2000. The portion of net sales derived from our e-commerce businesses decreased $14,207 or 56%, from $25,215 for the six months ended March 31, 1999 to $11,008 for the six months ended March 31, 2000 due primarily to a concentration on web site development preparing for the availability of subscription, pay-per-view and partner web programs. The portion of our net sales derived from the sales of our data control console systems decreased $140,850 or 43%, from $330,984 for the six months ended March 31, 1999 to $190,134 for the six months ended March 31, 2000. This decrease was primarily due to a decrease in sales of our OPCON Modular System, which we believe to be a result of normal fluctuations in the timing of orders for our products. Budget constraints and delayed receipt of expected funding by some prospective clients have caused hold ups in placement of orders for our OPCON Modular System. Current pending proposals expected to become orders are in excess of $500,000. We are in the process of hiring additional sales representation.

         GROSS PROFIT. Gross profit decreased $130,126 or 85%, from $153,357 for the six months ended March 31, 1999 to $23,231 for the six months ended
March 31, 2000. This decrease in gross profit was due in part to the decrease in total sales noted above, and due also in part to the increased cost of purchasing movie rights for use on our web sites.

         OPERATING EXPENSES. Operating expenses increased $3,555,678 or 480%, from $934,423 for the six months ended March 31, 1999 to $4,490,101 for the six months ended March 31, 2000. This increase was due primarily to an increase in consulting fees, marketing and investment costs, and professional fees. Consulting fees increased $1,687,095 or 772%, from $218,640 for the six months ended March 31, 1999 to $1,905,735 for the six months ended March 31, 2000, primarily due to strategic expansion. Marketing and investment costs increased $737,990 or 489%, from $150,772 for the six months ended March 31, 1999 to $888,762 for the six months ended March 31, 2000, primarily due to our initial consumer and trade advertising. Professional fees increased $948,658 or 568%, from $167,000 for the six months ended March 31, 1999 to $1,115,658 for the six months ended March 31, 2000, primarily due to increased scope of our development, including becoming a fully reporting company, resulting in higher legal and accounting fees. Each of these operating expenses was paid primarily through the issuance of our common stock to the service provider.

         OTHER EXPENSE. Other expense increased $968,994, from $2,092 for the six months ended March 31, 1999 to $971,086 for the six months ended March 31, 2000. This increase was due primarily to the financing cost of issuing stock through convertible debentures.

         NET LOSS. Net loss increased $4,654,798 or 694%, from $783,158 for the six months ended March 31, 1999 to $5,437,956 for the six months ended March 31, 2000. This increase is due to a combination of decreased sales, decreased gross profit, increased operating expenses, and increased other expense, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         From February 25, 1997 through March 31, 2000, we funded our operations primarily from equity investments through private placements of our securities, including our convertible debentures, proceeds from our line of credit, and revenue generated from our operations.

         As of March 31, 2000, we had a negative working capital of $1,373,102 and an accumulated deficit of $13,802,096. As of that date, we had $221,362 in cash and cash equivalents, $82,054 in accounts receivable, and $220,000 in a judgment receivable. We also had accounts payable of $728,715 and $1,000,000 of convertible debentures, of which $750,000 of the debentures were converted into common stock in April 2000.

         Cash used in our operating activities totaled $1,431,559 for the six months ended March 31, 2000 and $925,480 for the three months ended March 31, 2000. Cash provided by our investing activities totaled $83,859 for the six months ended March 31, 2000 and $31,771 for the three months ended March 31, 2000.

         Cash provided by our financing activities totaled $1,413,499 for the six months ended March 31, 2000 and $972,999 for the three months ended March 31, 2000. We raised $1,413,499 of the cash provided by financing activities during the six months ended March 31, 2000 and $972,999 of the cash provided by financing activities during the three months ended March 31, 2000 from the issuance of our convertible debentures.

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

         In February 2000, we issued $1,000,000 of our 10% Convertible Debentures due February 1, 2001, which were accompanied by warrants to purchase up to 300,000 shares of common stock. The net proceeds of that offering, after the payment of finder's fees and before the payment of other related expenses, were $870,000. In April 2000, $750,000 of the principal amount of these debentures was converted into shares of common stock.

         In April 2000, we issued $3,000,000 of our 10% Convertible Debentures due May 1, 2001, which were accompanied by warrants to purchase up to 900,000 shares of common stock. The net proceeds of that offering, after the payment of finder's fees and before the payment of other related expenses, were $2,610,000. The shares of common stock underlying the debentures and warrants are being registered for resale by the purchasers. The debenture purchase documents provide that the purchasers will be obligated to purchase, and we will be obligated to issue, additional debentures in the aggregate principal amount of $3,000,000, together with warrants to purchase an aggregate of 900,000 shares of common stock, within 45 days following the date that the registration statement covering the shares of common stock underlying the debentures and warrants is declared effective by the Securities and Exchange Commission, if certain conditions relating to the market price of our common stock are met.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our revolving line of credit with Alliance Equities, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

IMPACT OF YEAR 2000

            We have not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, we will continue to monitor our systems (both IT and non-IT) throughout the Year 2000, including the proper recognition of the leap year.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On August 5, 1999, we filed a complaint in Los Angeles Superior Court against our former securities attorney, Shawn Hackman, and 20 unnamed defendants, claiming damages for breach of contract, conversion, fraud and deceit and negligence. The complaint arose out of the alleged transfer by the defendants of certain funds without our authorization to an unknown entity. In January 2000, this suit was settled for $250,000, payable to us in monthly installments of $5,694 per month over a three-year period.

         On September 15, 1999, Robert Adams filed a complaint against our company and our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris, individually, in Los Angeles Superior Court (Case No. LC050023) alleging breach of contract and fraud. Mr. Adams based his fraud claim primarily on alleged misrepresentations and concealment involving a consulting agreement between our company and Mr. Adams. Mr. Adams alleged that he is entitled to certain stock options, of which 75% of the option price allegedly is already deemed paid in exchange for services allegedly rendered by Mr. Adams to our company. Mr. Adams is attempting to exercise the options for the purchase of a certain number of shares to which he claims to be entitled pursuant to the agreement. The claims against Mr. Kanakaris individually have been dismissed. We engaged counsel to analyze the complaint and vigorously defend us against all of Mr. Adams' claims. Although the parties have submitted their dispute for mediation, Mr. Adams filed a motion for summary judgment in Los Angeles Superior Court on April 28, 2000. A hearing on the motion is scheduled for July 6, 2000. We plan to file an opposition to the motion prior to the hearing.

On October 14, 1999, Institutional Management, Inc., an Illinois corporation, filed suit against our company and Alpha Tech Stock Transfer & Trust Company, our stock transfer agent and registrar, in the Circuit Court of Cook County, Illinois (Case No. 99L 011509). The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 99C 7100). In the complaint, Institutional Management sought damages in excess of $50,000 under breach of contract and various other state law theories in connection with our unwillingness to permit them to transfer shares of our company's common stock held by Institutional Management. We believe that the shares were wrongfully converted by a predecessor to Institutional Management. We have engaged counsel to vigorously defend us against all of Institutional Management's claims.

We have also counterclaimed against Institutional Management and commenced a third-party action against the Institutional Management affiliates, namely Power Media Group, Pinnacle Management, Inc., and Frank Custable. In our counterclaim and cross-claims, we have sought injunctive relief to block any further transfer of the converted shares held by any of the aforementioned parties, and damages for, among other things, breach of a consulting agreement, for fraud, conversion and for unjust enrichment. We intend to vigorously pursue all available remedies against the aforementioned parties.

Institutional Management, Pinnacle and Power Media countered by attempting to assert claims against us in a separate action in Utah. In the Utah action, the parties were challenging our right to block their transfer of the stock at issue and attempting to recover for damage they claim to have suffered in the interim. The Utah action, however, was promptly by that court stayed in favor of the action currently pending in Illinois. The stock at issue is in the hands of Alpha Tech and Miller, Johnson & Kuehn, Inc., a stock brokerage firm that clears the trades of introducing brokers. Both Alpha Tech and MJ&K filed actions for interpleader, by which they are tendering to the court the stock certificates to which our company, Institutional Management and Pinnacle management are each laying claim. The United States District Court, therefore, will hold the stock at issue until the dispute is resolved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In January 2000, the Registrant issued an aggregate of 483,661 shares of common stock to seven consultants in private offerings in exchange for consulting services rendered with an estimated value of $724,032.

         In January 2000, the Registrant issued an aggregate of 1,783,334 shares of common stock to four accredited investors upon conversion of 10% convertible debentures.

         In January 2000, the Registrant granted options to purchase up to an aggregate of 250,000 shares of common stock at an exercise price of $0.25 per share to a former employee. In addition, the Registrant issued 14,000 shares of common stock upon partial exercise of the option.

         In January 2000, the Registrant granted options to purchase up to an aggregate of 330,000 shares of common stock at an exercise price of $1.31 per share (the fair market value on the date of grant) to two individuals.

         In February 2000, the Registrant issued 30,000 shares of common stock upon partial exercise by a former employee of an option with an exercise price of $.25 per share.

         In February 2000, the Registrant issued 50,000 shares of common stock to one consultant in a private offering in exchange for consulting services rendered with an estimated value of $84,375.

         In February 2000, the Registrant issued an aggregate of $1,000,000 of 10% convertible debentures and accompanying warrants to purchase up to 300,000 shares of common stock to three accredited investors in a private offering. The net offering proceeds were approximately $870,000 in cash.

         In March 2000, the Registrant issued an aggregate of 165,000 shares of common stock to four consultants in private offerings in exchange for consulting services with an estimated value of $990,000.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

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

                                    KANAKARIS COMMUNICATIONS, INC.


Dated: May 11, 2000             By: /S/ DAVID SHOMAKER
                                    --------------------------------------------
                                    David Shomaker
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule