Form 10QSB
period 2000-06-30
KANAKARIS WIRELESS
filed 2000-08-14
CIK 1066624

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________


                        Commission File Number 0-28213


                             KANAKARIS WIRELESS
                          -----------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            NEVADA                                               86-0888532
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                        3303 HARBOR BOULEVARD, SUITE F-3
                          COSTA MESA, CALIFORNIA 92626
                         -------------------------------
                    (Address of principal executive offices)


                                (714) 444-0530
                              -----------------
               (Issuer's Telephone Number, Including Area Code)


                         KANAKARIS COMMUNICATIONS, INC.
                        --------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

         The number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 34,229,661 on August 9, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (formerly known as Kanakaris Communications, Inc.)
                      Condensed Consolidated Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

ASSETS
------

Current assets:
   Cash and cash equivalents                                      $     542,414
   Accounts receivable                                                   44,395
   Inventories                                                            2,784
   Advances to suppliers                                                    700
   Current maturities of notes receivable -
      shareholders and related parties                                  249,529
   Judgment receivable - current portion                                 85,417
   Interest receivable                                                    1,363
   Prepaid expenses                                                     244,220
                                                                  --------------

           Total current assets                                       1,170,822
                                                                  --------------

Property and equipment, net of accumulated
   depreciation and amortization                                         48,176
                                                                  --------------

Other assets:
   Notes receivable - shareholders and
      related parties - noncurrent                                      110,810
   Judgment receivable - noncurrent                                     119,583
   Security deposits                                                        700
   Film library - net of amortization                                   242,563
   Goodwill - net of amortization                                       330,172
                                                                  --------------

           Total other assets                                           803,828
                                                                  --------------

           Total assets                                           $   2,022,826
                                                                  ==============

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (formerly known as Kanakaris Communications, Inc.)
                      Condensed Consolidated Balance Sheet
                                  June 30, 2000
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                          $     442,103
   Convertible debentures                                             2,750,000
   Due to former shareholder of subsidiary                               80,160
                                                                  --------------

           Total current liabilities                                  3,272,263

Long-term liabilities:
   Royalties payable                                                     46,526
                                                                  --------------

           Total liabilities                                          3,318,789
                                                                  --------------

Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 Class A Convertible issued
       and outstanding                                                   10,000
   Common stock, $0.001 par value; 1,000,000,000
       shares authorized; 33,098,961 issued and
       outstanding                                                       33,099
   Additional paid-in capital                                        17,322,960
   Accumulated deficit                                              (18,660,762)
   Less subscription receivable
       (1,260,000 shares, common)                                        (1,260)
                                                                  --------------

           Total stockholders' equity (deficiency)                   (1,295,963)
                                                                  --------------

           Total liabilities and
           stockholders' equity (deficiency)                      $   2,022,826
                                                                  ==============

     See accompanying notes to condensed consolidated financial statements.


                                           KANAKARIS WIRELESS AND SUBSIDIARIES
                                   (formerly known as Kanakaris Communications, Inc.)
                                     Condensed Consolidated Statements of Operations
                                                       (Unaudited)
                                                          Three Months       Three Months         Nine Months         Nine Months
                                                             Ended              Ended                Ended              Ended
                                                            June 30,           June 30,             June 30,           June 30,
                                                             2000               1999                 2000               1999
                                                       ----------------   ----------------    ----------------    ----------------
Net sales                                              $        51,970    $       415,968     $       253,112     $       772,167

Cost of sales                                                   26,508            282,430             204,419             485,272
                                                       ----------------   ----------------    ----------------    ----------------

           Gross profit                                         25,462            133,538              48,693             286,895
                                                       ----------------   ----------------    ----------------    ----------------

Operating expenses:
   Executive compensation                                      130,268             84,346             326,380             295,658
   Salaries                                                     62,526             20,671             174,988              69,125
   Payroll taxes and employee benefits                          24,766              4,541              50,973              11,539
   Consulting services                                         677,460            977,233           2,583,195           1,195,873
   Royalties                                                       -               27,577               2,333              35,852
   Travel and entertainment                                     59,400             40,148             144,332              52,034
   Telephone and utilities                                      17,331             (4,605)             42,784              15,579
   Marketing, advertising and investor relations             1,204,538            106,498           2,093,300             257,270
   Professional fees                                           219,356            226,815           1,335,014             393,815
   Rent                                                          7,761              5,632              19,540              19,828
   Office and other expenses                                    13,250             11,125              31,871              35,651
   Equipment rental and expense                                    713              1,267               2,932               3,535
   Insurance                                                    18,184              9,652              38,341              11,665
   Depreciation and amortization                                13,413              7,023              35,803              22,483
   Taxes - other                                                   383                -                 6,436                 215
   Bank charges                                                  1,127              1,489               2,411               2,817
   Miscellaneous                                                27,247             (1,467)             77,191              29,429
                                                       ----------------   ----------------    ----------------    ----------------

           Total operating expenses                          2,477,723          1,517,945           6,967,824           2,452,368
                                                       ----------------   ----------------    ----------------    ----------------

       Loss before interest and other income
           (expense)                                        (2,452,261)        (1,384,407)         (6,919,131)         (2,165,473)

       Financing and other income (expense), net            (2,406,405)            14,104          (3,377,491)             12,012
                                                       ----------------   ----------------    ----------------    ----------------

       Net loss                                        $    (4,858,666)   $    (1,370,303)    $   (10,296,622)    $    (2,153,461)
                                                       ================   ================    ================    ================

       Net loss per common share -
          basic and diluted                            $          (.18)   $          (.06)    $          (.35)    $         (.099)
                                                       ================   ================    ================    ================

       Weighted average common shares
          outstanding - basic and diluted                   28,069,151         23,687,314          29,326,819          21,786,418
                                                       ================   ================    ================    ================

                         See accompanying notes to condensed consolidated financial statements.

                                KANAKARIS WIRELESS AND SUBSIDIARIES
                         (formerly known as Kanakaris Communications, Inc.)
                           Condensed Consolidated Statements of Cash Flows
                          For the Nine Months Ended June 30, 2000 and 1999
                                             (Unaudited)
                                                                   2000               1999
                                                              --------------     --------------
Cash flows from operating activities:
   Net loss                                                   $ (10,296,622)     $  (2,153,461)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                  19,975              4,275
           Depreciation and amortization                             15,828              4,968
           Write off of organizational costs                          1,451                  -
           Income from judgment                                    (250,000)                 -
           Compensation, consulting, marketing and
             professional services, incurred in exchange
             for common stock and treasury stock                  4,157,650          1,488,473
           Income from forgiveness of debt                                -            (26,607)
           Convertible debt - marketing cost                        520,000                  -
           Convertible debt-financing costs                       2,977,500                  -
           Convertible debt-interest cost                           128,625                  -
   Changes in assets and liabilities
       (Increase) decrease in:
              Accounts receivable                                   109,715            (21,256)
              Inventory                                              (2,784)            (1,313)
              Prepaid expenses                                     (183,407)           (17,779)
              Advances to suppliers and security deposits                 -             (5,703)
              Interest receivable                                     1,041              8,548
       Increase (decrease) in:
              Accounts payable and accrued expenses                (491,107)            97,931
              Due to former shareholder of subsidiary                     -             31,083
              Royalties payable                                      46,526             18,009
              Customer deposits                                           -            (29,427)
              Other current liabilities                                   -             10,900
                                                              --------------     --------------

           Net cash used in operating activities                 (3,245,609)          (591,359)
                                                              --------------     --------------

Cash flows from investing activities:
   Purchase of property and equipment                               (26,671)           (20,900)
   Loans to shareholders and related parties                       (175,000)                 -
   Decrease in notes receivable -
      shareholders and related parties                               61,694             34,900
   Proceeds from judgment receivable                                 45,000                  -
   Acquisition of film                                             (242,563)                 -
                                                              --------------     --------------

           Net cash provided by investing activities               (337,540)            14,000
                                                              --------------     --------------

Cash flows from financing activities:
   Payment of notes payable                                               -            (20,867)
   Proceeds from notes payable - stockholders                        54,500                  -
   Payments on notes payable - stockholders                         (54,500)                 -
   Proceeds from convertible debt                                 3,817,500            150,000
   Proceeds from sale of common stock                                   416              3,726
   Proceeds from additional paid in capital                         152,584            639,786
                                                              --------------     --------------

           Net cash provided by financing activities              3,970,500            772,645
                                                              --------------     --------------

Net increase in cash and cash equivalents                           387,351            195,286

Cash and cash equivalents, beginning of period                      155,063              5,415
                                                              --------------     --------------

Cash and cash equivalents, end of period                      $     542,414      $     200,701
                                                              ==============     ==============

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended June 30, 2000, the Company issued 3,354,752 shares of common stock for consulting, marketing and professional services having a fair value of $4,113,250.

The Company distributed 99,024 of shares of treasury stock and issued 10,000 shares of common stock for compensation of $32,000 and $12,400, respectively.

The Company recorded a judgment receivable in the amount of $250,000 which represented a legal settlement (see legal actions section of commitments and contingencies notes).


     See accompanying notes to condensed consolidated financial statements.


                                           KANAKARIS WIRELESS AND SUBSIDIARIES
                                   (formerly known as Kanakaris Communications, Inc.)
                     Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                         For the Nine Months Ended June 30, 2000
                                                       (Unaudited)

                           Common Stock Issued     Preferred Stock
                         --------------------- --------------------              Accumulated   Treasury     Stock
                            Shares     Amount    Shares     Amount     APIC        Deficit      Stock    Subscriptions     Total
                         ------------ ------- ------------ ------- ------------ ------------- ---------- ------------- -------------
Balances
September 30, 1999         25,958,050 $25,958    1,000,000 $10,000 $ 7,907,746  $ (8,364,140) $(201,920) $     (1,260) $   (623,616)

   Stock issued for cash:     416,000     416            -       -     152,584             -          -             -       153,000

   Stock issued for:
     Accounts payable          73,516      73            -       -      52,935             -          -             -        53,008
     Compensation              10,000      10            -       -    (157,530)            -    201,920             -        44,400
     Consulting services    1,816,000   1,816            -       -   1,892,209             -          -             -     1,894,025
     Marketing, advertising
       and investor
       relations            1,090,236   1,091            -       -   1,277,126             -          -             -     1,278,217
     Professional
       services               375,000     375            -       -     887,625             -          -             -       888,000

   Converted debentures     3,360,159   3,360            -       -   2,332,765             -          -             -     2,336,125

   Convertible debt -
     financing costs                -       -            -       -   2,977,500             -          -             -     2,977,500

   Net (loss)                       -       -            -       -           -   (10,296,622)         -             -   (10,296,622)
                         ------------ ------- ------------ ------- ------------  ------------ ---------- ------------- -------------

Balances
June 30, 2000              33,098,961 $33,099    1,000,000 $10,000 $17,322,960  $(18,660,762) $       -  $     (1,260) $ (1,295,963)
                         ============ ======= ============ ======= ============ ============= ========== ============= =============

                                See accompanying notes to condensed consolidated financial statements.

                                                                               7

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (formerly known as Kanakaris Communications, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Basis of presentation
---------------------

The condensed consolidated financial statements included herein have been prepared by Kanakaris Wireless, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's financial statements for the year ended September 30, 1999. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending September 30, 2000, or any other period.

Business Organization and Activity
----------------------------------

Kanakaris Wireless (formerly Big Tex Enterprises, Inc.) (the "Company") was incorporated in the State of Nevada on November 1, 1991. The Company develops and supplies internet products for electronic commerce and operates a subsidiary which designs and installs modular consoles.

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

On November 25, 1997, KIW and its stockholders (the ("Stockholders") consummated an acquisition agreement with Big Tex Enterprises, Inc. ("Big Tex"), an inactive public shell with no recent operations at that time, whereby the stockholders sold all of their preferred and common stock, which represented 100% of KIW's issued and outstanding capital stock, to Big Tex in exchange for 7,000,000 shares (6,000,000 common, 1,000,000 preferred) of Big Tex's restricted stock, representing 66.67% of the issued and outstanding common stock and 100% of the issued and outstanding preferred stock of Big Tex, aggregating 75% of the total voting rights (the "Exchange"). Big Tex was founded in 1991 for the purpose of lawful business or enterprise, but had been inactive since 1991. Immediately following the Exchange, the Company changed its name to Kanakaris Communications, Inc., which was subsequently changed to Kanakaris Wireless on June 2, 2000.

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

NOTES RECEIVABLE SHAREHOLDERS AND RELATED PARTIES
-------------------------------------------------

During the three months ended June 30, 2000, the Company issued $175,000 of notes to two stockholders. Principal and interest is due prior to May 2001.

COMMITMENTS AND CONTINGENCIES
-----------------------------

Leases
------

On October 8, 1998 the Company, as subtenant, entered into a sublease agreement with the existing tenant commencing on October 15, 1998. The term of the sublease is through and including the end of the original term of the tenant's lease of the premises, which is August 20, 2000. The monthly rent on this sublease is $1,512 through August 20, 1999 at which time it increased to $1,579 a month until August 20, 2000. Upon the termination of this lease, the Company will lease the facilities on a month-to-month basis.

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

On September 15, 1999, an individual filed a complaint against the Company and the executive who is the Chairman of the Board, President and Chief Executive Officer in Los Angeles Superior Court alleging breach of contract and fraud. The fraud claim was based primarily on alleged misrepresentation and concealment involving a consulting agreement between the Company and the individual. The individual alleged that he is entitled to certain stock options, of which 75% of the option price allegedly is already deemed paid in exchange for services allegedly rendered to the Company. The individual is attempting to exercise the options for the purchase of a certain number of shares to which he claims to be entitled pursuant to the agreement. The Company has engaged counsel to analyze the complaint and vigorously defend the Company against all of the claims. The case has been submitted for mediation, and a hearing is scheduled for August 31, 2000. The claim against the Company executive has been dismissed.

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

License Agreement
-----------------

On February 18, 1999, the Company entered into a License Agreement ("Agreement") with ION Systems, Inc. ("ION"), a Missouri corporation. The Agreement is through December 31, 2004, and thereafter will be renewed automatically for additional renewal terms of five years each, ending on December 31 of each fifth year. Under the terms of the Agreement, ION grants to the Company a license to use its products, the E*Web and the X*Maker computer software enabling the secure downloading and viewing of web sites, for or in connection with the Company's web sites. The two parties agreed that the software may be used solely for the publishing, displaying, promoting, marketing, offering and selling for a fee of certain specified book categories as well as of products or services listed in the books published. The aforementioned activities are meant to be offered directly to customers and end users using the facilities of a web site. No geographic or territorial restrictions apply to the use of the software. The agreed fee for each book conversion performed by ION will be $100, and the royalties for each book sale and product sale shall be 12% and 5%, respectively, of the gross revenue. Furthermore, ION shall have the right to buy 100,000 shares of the Company's common stock at a price of $0.30 per share at any time between June 1, 1999 and December 31, 2005, 175,000 shares at $.01 until May 1, 2003, and 87,500 shares at $1.295 until May 1, 2003.

In addition, on May 23, 2000, the Company agreed to pay ION $55,000 for software which will provide for the sale of electronic books online. As of June 30, 2000, the required payment under this agreement was paid and charged to cost of sales account.

Service Agreements
------------------

The Company signed an agreement with ValueClick in January of 2000 whereby ValueClick will drive advertisers to the Kanakaris web site. The Company receives $.20 each time a customer clicks on a ValueClick-served ad. The Company will also receive $.03 per click whenever a customer clicks on a KKRS-referred web site.

In February 2000, the Company entered into an agreement with Wave Systems Corp., which provides the transactional capability to enable Kanakaris Wireless to implement the subscription and pay-per-view revenue collection portion of its Internet based business plan.

On March 1, 2000, the Company entered into a one-year agreement with Sonar Network, (a business unit of DoubleClick, Inc. to sell media space on the Company's various web sites for the display of advertising. The Company will receive fifty percent (50%) of the net revenues generated from the sale of advertisement.

In June 2000, the Company entered into a one year agreement with the Fortino Group, Inc. Based upon the terms of the contract, the Fortino Group will provide media relations services in connection with the marketing and promotion of the Company's business, products and/or services. The Company will pay approximately $300,000 for these services. As of June 30, 2000, $100,000 of this amount has been paid and charged to operations.

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

On November 17, 1999, and effective December 7, 1999, the Company entered into an agreement with Microsoft Corporation. Microsoft will assist the Company with the development of an audio/video enhanced Website which delivers timely and relevant audiovisual content using Windows Media Technologies in a broadband network infrastructure.

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

On March 10, 2000 the Company entered into a Webcast Distribution agreement with iBeam Broadcasting Corporation ("iBeam"). iBeam will distribute and promote certain portions of Kanakaris content and Internet web sites.

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

In June of 2000, the Company entered into a six month agreement with Stockcom International, Inc. whereby the Company will receive various advertisement services in exchange for $28,000, $4,000 due upon signing and $4,000 per month thereafter.

In May of 2000, the Company entered into an agreement with Meiselman-Rede Media Group ("MRMG"). Based upon the terms of the agreement, the Company paid MRMG $100,000 in exchange for the future Internet distribution rights to the first sixteen (16) two (2) minute duration episodes of a project known as Paris Falls. The $100,000 payment has been accounted for as a prepaid expense since the Company has not received any of the episodes as of June 30, 2000.

Internet Content Provider Agreements
------------------------------------

Effective August 1, 1999, the Company entered into an agreement with InXsys Corporation ("InXsys") granting the Company the right to incorporate InXsys's Aggregated ClassiFIND On-Line Classifieds, and Buy Sell Bid On-Line Personals co-branded services as revenue-generating and traffic-building content within the Company's web site by placement of one or more hotlinks and/or banners to the InXsys sites. Under the terms of this agreement, the Company shall receive a referral commission equal to a percentage, as defined in the agreement, of the net user fees collected.

On May 29, 2000, the Company entered into an agreement with Tribune Media Services, Inc. ("TMS"). Under the agreement TMS will provide movie title and background information to be viewed in conjunction with the Company's on line movies. The agreement is for 600 movies for a fee of $2.50 per movie.

Letter of Intent - Financial Services
-------------------------------------

On October 21, 1999, the Company entered into an agreement with eConnect to enter into a joint venture and strategic alliance to be called Internet Cash Programming ("ICP"). ICP will enable the consumer the ability to purchase programming by Same-as-Cash, or by Enhanced Credit Card payments. ICP shall be formed as a Nevada Corporation and shall authorize 1,000,000 shares of stock of which the Company will receive 400,000 shares, eConnect will receive 400,000 shares and 200,000 shares will remain in ICP treasury. The Company shall retain managing control of ICP. All profits of ICP will be equally split between eConnect and the Company.

REVOLVING LINE OF CREDIT
------------------------

On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement (the "Agreement") with Alliance Equities Inc. ("Alliance"), a Florida-based venture capital firm which expires December 10, 2001. Under the terms of the Agreement, Alliance has made available a $7 million revolving line of credit with interest on the unpaid principal at 10% per annum. The funds from the line of credit will enable the Company to pursue current Internet opportunities and commerce development. Under the terms of the Agreement the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to the lender. Additionally the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. Furthermore, in a separate memorandum of agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of stock or credit towards the purchase of stock.

STOCK OPTION PLAN
-----------------

In May 2000, the Board of Directors and stockholders approved a stock option plan (the "2000 Plan"). The 2000 Plan is designed to offer an incentive-based compensation system to employees, officers and directors of the Company, and to employees of companies which do business with Company. The 2000 Plan provides for the grant of incentive stock options and non-qualified stock options. A total of 3,000,000 shares of common stock are authorized for issuance under the Plan. In May 2000, the Company granted to various officers, directors and employees options to purchase an aggregate of 2,037,500 shares of common stock under the 2000 Plan. (See subsequent events notes.)

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

CONVERTIBLE DEBT
----------------

Alliance Equities
-----------------

In order to provide working capital and financing for the Company's expansion, on August 5, 1999 the Company entered into an agreement with Alliance Equities (the "Purchaser") whereby the Purchaser acquired $520,000 of the Company's 10% Convertible Subordinated Debentures, due August 4, 2000.

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

On January 5, 2000 the Company filed an amended registration statement on Form SB-2 whereby 866,667 shares were registered for resale by Alliance Equities. This registration statement was declared effective by the Securities and Exchange Commission on January 11, 2000. Subsequently, these convertible debentures were converted into common stock. These shares were carried over onto a subsequent registration statement on Form SB-2 that was declared effective by the SEC on July 5, 2000.

NIR GROUP - INVESTORS
---------------------

In order to provide working capital and financing for the Company's expansion, on September 27, 1999 the Company entered into an agreement with investors introduced by the NIR Group (the "Purchaser") whereby the Purchaser acquired $550,000 of the Company's 10% Convertible Subordinated Debentures, due September 29, 2000.

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

In order to provide working capital and financing for the Company's expansion, on February 4, 2000 the Company entered into an agreement with investors introduced by the NIR Group (the "Purchaser") whereby the Purchaser acquired $1,000,000 of the Company's 10% Convertible Debentures, due February 1, 2001. The Purchaser also acquired warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of $1.90 per share.

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

On March 3, 2000 the Company filed a registration statement on Form SB-2 whereby 2,568,046 shares were being registered for resale by the Purchaser. This registration statement was declared effective by the Securities and Exchange Commission on March 27, 2000. Subsequently, all of these debentures have been converted into common stock.

In order to provide working capital and financing for the Company's expansion, in April 2000 the Company entered into an agreement with investors introduced by the NIR Group (the "Purchaser") whereby the Purchaser acquired $3,000,000 of the Company's 10% Convertible Debentures, due May 1, 2001. The Purchaser also acquired warrants to purchase an aggregate of 900,000 shares of common stock at an initial exercise price of $1.90 per share. The Company has filed a registration statement on Form SB-2 whereby the shares of common stock underlying the debentures and warrants were registered for resale by the Purchaser. As of June 30, 2000, $250,000 of these debentures and interest thereon were converted into 390,622 shares of the Company's common stock.

The debentures are convertible into common stock at a rate equal to the lowest of $.97 or 66.66% of the average closing bid price for the common stock during the 20 trading days immediately preceding the conversion date. The debentures contain a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price shall be adjusted as stipulated in the agreement. Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debentures issuance date over the conversion price, which amounted to $1,760,000. There is no amortization period for these financing costs since the debentures were convertible immediately upon issuance.


SEGMENT INFORMATION
-------------------
                                          Internet         Modular
                                          Commerce         Consoles          Total
                                       -------------    -------------    -------------
For the nine months ended June 30:

1999
----
   Revenues                            $     31,048     $    741,119     $    772,167
   Segment profit (loss)                 (2,281,492)         128,031       (2,153,461)
   Total assets                             737,348          282,641        1,019,989
   Additions to long-lived assets            20,900                -           20,900
   Depreciation and amortization             20,833            1,650           22,483

2000
----
   Revenues                            $     16,843     $    236,269     $    253,112
   Segment (loss)                       (10,209,535)         (87,087)     (10,296,622)
   Total assets                           1,983,588           39,238        2,022,826
   Additions to long-lived assets            24,515            2,156           26,671
   Depreciation and amortization             13,533            2,295           15,828

For the three months ended June 30:

1999
----
   Revenues                            $      5,833     $    410,135     $    415,968
   Segment profit (loss)                 (1,500,974)         130,671       (1,370,303)
   Total assets                             737,348          282,641        1,019,989
   Additions to long-lived assets            20,494                -           20,494
   Depreciation and amortization             18,589              550           18,039

2000
----
   Revenues                            $      5,835     $     46,135     $     51,970
   Segment profit (loss)                 (4,815,727)         (42,939)      (4,858,666)
   Total assets                           1,983,588           39,238        2,022,826
   Additions to long-lived assets            16,680            2,156           18,836
   Depreciation and amortization              8,141            1,530            9,671


YEAR 2000 COMPLIANCE
--------------------

The Company is aware of the issues associated with the programming code in existing computer systems caused by the arrival of the millennium ("Year 2000"). Year 2000 issues may affect the Company's products as the products are primarily computer related. The Company's products have been developed and tested with regard to Year 2000 compliance. All products were deemed to be Year 2000 compliant. The costs of such development and testing and validating were minimal and absorbed as part of the Company's normal quality control procedures. We have not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, we will continue to monitor our systems throughout the Year 2000.

PREFERRED STOCK
---------------

At a special meeting of the Company's stockholders held on May 24, 2000, the holders of the Company's convertible preferred stock and common stock agreed to amend the Company's Articles of Incorporation so that the voting rights of the convertible preferred stock were increased from 3 votes per share to 20 votes per share. As a result of this increase in voting rights, the Chairman of the Board, who is President and Chief Executive Officer, became entitled to exercise voting control over the Company.

SUBSEQUENT EVENTS
-----------------

Letter of Intent
----------------

On August 3, 2000, the Company executed a non-binding letter of intent relating to the acquisition of all of the outstanding shares of stock of PCS Link, Inc., a California Corporation dba Greenwood & Hall. The letter of intent provides, among other things, that the Company would issue 3,000,000 shares of restricted common stock to the sellers at the closing and would be obligated to issue an additional 2,000,000 shares of restricted common stock approximately one year later if certain performance criteria were met. In addition, the letter of intent provides that the Company would be required to provide Greenwood & Hall with working capital of $1,200,000 over the next twelve months.

Stock option plan
-----------------

Effective August 2, 2000, the Company's board of directors approved the grant to various officers, directors and employees of options to purchase up to 962,500 shares of common stock pursuant to the Company's 2000 Plan.

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

         We have incurred significant losses since our inception. As of June 30, 2000, we had an accumulated deficit of $18,660,762. We expect to incur substantial operating losses for the foreseeable future. Our results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may vary due to a number of factors, many of which are beyond our control, including:

         o the timing and nature of revenues from our Internet and e-commerce businesses and data control console product sales that are recognized during any particular quarter;
         o the impact of price competition on our average prices for our products and services;
         o market acceptance of new product or service introductions by us or our competitors;
         o        the timing of expenditures in anticipation of future sales;
         o        product returns;
         o        the financial health of our customers;
         o the overall state of the Internet and e-commerce industries and the data control console industry; and
         o        economic conditions generally.

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

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our company's common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures made by us in this report and in other materials we have filed with the Securities and Exchange Commission, including our Form SB-2/A No. 1 dated June 30, 2000 (and, in particular, in the "Risk Factors" section therein), that discusses our business in greater detail and that also discloses various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

OVERVIEW

         We are an Internet-based provider of online delivery of films and books. Our Internet web site, www.KKRS.Net, is the portal to all of the proprietary content and web sites of our company. Our films are accessible by Internet users at access rates from 56K to broadband. We have over 300 on-demand movies available with full-screen scalability and television quality. We have over 400 books online available. The books feature re-sizable type, the ability to turn pages without scrolling and the ability to search by word or phrase. In August 2000, we introduced a unique system whereby authors and publishers may interactively post books online for secure Internet distribution.

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

         We also intend to continue to invest in the development of new products and services, complete the development of our products and services currently under development and expand our network. Toward those goals, in July 2000, we entered into a non-binding letter of intent to purchase all of the outstanding shares of stock of PCS Link, Inc., a California corporation dba Greenwood & Hall.

         Greenwood & Hall is an e-commerce company that, if the acquisition is consummated, would provide sales, customer service and fulfillment support for our emerging Internet-based products and services. In addition, if the acquisition is consummated, the acquisition would result in an expansion of our business model to include an existing network of Internet points-of-presence at over 70 locations in major cities across the United States.

         The letter of intent provides, among other things, that we would issue 3,000,000 shares of restricted common stock to the sellers at the closing of the transaction and would be obligated to issue up to an additional 2,000,000 shares of restricted common stock approximately one year later if certain performance criteria were met. In addition, we would be required to provide Greenwood & Hall with working capital of $1,200,000 over the next twelve months.

         In anticipation of the proposed acquisition, we have begun to use a 23,000 square-foot headquarters facility managed by Greenwood & Hall, which facility includes a 24-hour, 7-day-a-week e-support organization. We are in the process of conducting due diligence and negotiating a definitive agreement with Greenwood & Hall. However, there can be no assurance that the proposed acquisition will be consummated in the time frame and upon the terms set forth in the letter of intent, if at all.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         NET SALES. Net sales decreased $363,998 or 87%, from $415,968 for the three months ended June 30, 1999 to $51,970 for the three months ended June 30, 2000. The portion of net sales derived from our e-commerce businesses increased $2 or .03%, from $5,833 for the three months ended June 30, 1999 to $5,835 for the three months ended June 30, 2000. The portion of our net sales derived from the sales of our data control console systems decreased $364,000 or 89%, from $410,135 for the three months ended June 30, 1999 to $46,135 for the three months ended June 30, 2000. This decrease was primarily due to a decrease in sales of our OPCON Modular System, which we believe to be a result of fluctuations in the timing of orders for our products. Budget constraints and delayed receipt of expected funding by some prospective clients have caused hold ups in placements of orders for our OPCON Modular System. Current pending proposals that may become orders are in excess of $400,000. In an effort to increase sales of our data control consoles, on June 30, 2000 we hired two exclusive sales representatives. In addition, we recently launched a new marketing campaign and engaged the services of a state-of-the-art OEM manufacturer.

         GROSS PROFIT (LOSS). Gross profit decreased $108,076 or 81%, from a gross profit of $133,538 for the three months ended June 30, 1999 to a gross profit of $25,462 for the three months ended June 30, 2000. This decrease in gross profit was due primarily to the decrease in total sales noted above, and due also in part to the increased cost of purchasing intangible movie rights for use on our web sites.

         OPERATING EXPENSES. Total operating expenses increased $959,778 or 63%, from $1,517,945 for the three months ended June 30, 1999 to $2,477,723 for the three months ended June 30, 2000. This increase in total operating expenses was due primarily to an increase in marketing, advertising and investor relations costs. Consulting fees decreased $299,773 or 31%, from $977,233 for the three months ended June 30, 1999 to $677,460 for the three months ended June 30, 2000. Marketing, advertising and investor relations costs increased $1,098,040 or 1,131%, from $106,498 for the three months ended June 30, 1999 to $1,204,538 for the three months ended June 30, 2000, primarily due to our initial consumer and trade advertising. Professional fees decreased $7,459 or 3%, from $226,815 for the three months ended June 30, 1999 to $219,356 for the three months ended June 30, 2000. Each of these operating expenses was paid primarily through the issuance of shares of our common stock to the service provider.

         OTHER EXPENSE. Other expense increased $2,420,509, from $14,104 of income for the three months ended June 30, 1999 to $2,406,405 of expense for the three months ended June 30, 2000. This increase in other expense was due to the financing cost of issuing stock through convertible debentures.

         NET LOSS. Net loss increased $3,488,363 or 354%, from $1,370,303 for the three months ended June 30, 1999 to $4,858,666 for the three months ended June 30, 2000. This increase in net loss is due to a combination of decreased sales, decreased gross profit, increased operating expenses, and increased other expense, as discussed above.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

         NET SALES. Net sales decreased $519,055 or 67%, from $772,167 for the nine months ended June 30, 1999 to $253,112 for the nine months ended June 30, 2000. The portion of net sales derived from our e-commerce businesses decreased $14,205 or 46%, from $31,048 for the nine months ended June 30, 1999 to $16,843 for the nine months ended June 30, 2000 due primarily to a concentration on web site development preparing for the availability of subscription, pay-per-view and partner web programs. The portion of our net sales derived from the sales of our data control console systems decreased $504,850 or 68%, from $741,119 for the nine months ended June 30, 1999 to $236,269 for the nine months ended June 30, 2000. This decrease was primarily due to a decrease in sales of our OPCON Modular System, which we believe to be a result of fluctuations in the timing of orders for our products. Budget constraints and delayed receipt of expected funding by some prospective clients have caused hold ups in placement of orders for our OPCON Modular System. Current pending proposals that may become orders are in excess of $400,000. In an effort to increase sales of our data control consoles, on June 30, 2000 we hired two exclusive sales representatives. In addition, we recently launched a new marketing campaign and engaged the services of a state-of-the-art OEM manufacturer.

         GROSS PROFIT. Gross profit decreased $238,202 or 83%, from $286,895 for the nine months ended June 30, 1999 to $48,693 for the nine months ended June 30, 2000. This decrease in gross profit was due in part to the decrease in total sales noted above, and due also in part to the increased cost of purchasing movie rights for use on our web sites.

         OPERATING EXPENSES. Operating expenses increased $4,515,456 or 284%, from $2,452,368 for the nine months ended June 30, 1999 to $6,967,824 for the nine months ended June 30, 2000. This increase was due primarily to an increase in consulting fees, marketing, advertising and investor relations costs, and professional fees. Consulting fees increased $1,383,322 or 116%, from $1,195,873 for the nine months ended June 30, 1999 to $2,583,195 for the nine months ended June 30, 2000, primarily due to strategic expansion. Marketing, advertising and investor relations costs increased $1,836,030 or 813%, from $257,270 for the nine months ended June 30, 1999 to $2,093,300 for the nine months ended June 30, 2000, primarily due to our initial consumer and trade advertising. Professional fees increased $941,199 or 338%, from $393,815 for the nine months ended June 30, 1999 to $1,335,014 for the nine months ended June 30, 2000, primarily due to increased scope of our development, including becoming a fully reporting company, resulting in higher legal and accounting fees. Each of these operating expenses was paid primarily through the issuance of our common stock to the service provider.

         OTHER EXPENSE. Other expense increased $3,389,503, from income of $12,012 for the nine months ended June 30, 1999 to expense of $3,377,491 for the nine months ended June 30, 2000. This increase was due primarily to the financing cost of issuing stock through convertible debentures.

         NET LOSS. Net loss increased $8,143,161 or 478%, from $2,153,461 for the nine months ended June 30, 1999 to $10,296,622 for the nine months ended June 30, 2000. This increase is due to a combination of decreased sales, decreased gross profit, increased operating expenses, and increased other expense, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         From February 25, 1997 through June 30, 2000, we funded our operations primarily from equity investments through private placements of our securities, including our convertible debentures, proceeds from our line of credit, and revenue generated from our operations.

         As of June 30, 2000, we had a negative working capital of $2,101,441 and an accumulated deficit of $18,660,762. As of that date, we had $542,414 in cash and cash equivalents, $44,395 in accounts receivable, and $205,000 in a judgment receivable. We also had accounts payable of $442,103 and $2,750,000 of convertible debentures, of which $120,000 and $180,000 of the principal amount plus interest on such amounts were converted into shares of common stock in July 2000 and August 2000, respectively.

         Cash used in our operating activities totaled $3,245,609 for the nine months ended June 30, 2000 and $1,814,050 for the three months ended June 30, 2000. Cash used by our investing activities totaled $337,540 for the nine months ended June 30, 2000 and $421,399 for the three months ended June 30, 2000.

         Cash provided by our financing activities totaled $3,970,500 for the nine months ended June 30, 2000 and $2,557,001 for the three months ended June 30, 2000. We raised $3,817,500 of the cash provided by financing activities during the nine months ended June 30, 2000 and $2,569,000 of the cash provided by financing activities during the three months ended June 30, 2000 from the issuance of our convertible debentures.

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

         In February 2000, we issued $1,000,000 of our 10% Convertible Debentures due February 1, 2001, which were accompanied by warrants to purchase up to 300,000 shares of common stock. The net proceeds of that offering, after the payment of finder's fees and before the payment of other related expenses, were $870,000. In March and April 2000, $750,000 of the principal amount plus interest was converted into shares of common stock. In June 2000, the remaining $250,000 of the principal amount plus interest was converted into shares of common stock.

         In April 2000, we issued $3,000,000 of our 10% Convertible Debentures due May 1, 2001, which were accompanied by warrants to purchase up to 900,000 shares of common stock. The net proceeds of that offering, after the payment of finder's fees and before the payment of other related expenses, were $2,610,000. The shares of common stock underlying the debentures and warrants were registered for resale by the purchasers. The debenture purchase documents provide that the purchasers will be obligated to purchase, and we will be obligated to issue, additional debentures in the aggregate principal amount of $3,000,000, together with warrants to purchase an aggregate of 900,000 shares of common stock, within 45 days following the date that the registration statement covering the shares of common stock underlying the debentures and warrants is declared effective by the Securities and Exchange Commission, if certain conditions relating to the market price of our common stock are met. As of August 4, 2000, $550,000 of the principal amount plus certain interest payments had been converted into shares of common stock.

         In August 2000, we entered into the letter of intent described above with Greenwood & Hall. If our proposed acquisition of Greenwood & Hall is consummated on the terms set forth in the letter of intent, we will be obligated to, among other things, provide Greenwood & Hall, as our subsidiary, with working capital of $1,200,000 over a period of twelve months.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On September 15, 1999, Robert Adams filed a complaint against our company and our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris, individually, in Los Angeles Superior Court (Case No. LC050023) alleging breach of contract and fraud. Mr. Adams based his fraud claim primarily on alleged misrepresentations and concealment involving a consulting agreement between our company and Mr. Adams. Mr. Adams alleged that he is entitled to certain stock options, of which 75% of the option price allegedly is already deemed paid in exchange for services allegedly rendered by Mr. Adams to our company. Mr. Adams is attempting to exercise the options for the purchase of a certain number of shares to which he claims to be entitled pursuant to the agreement. The claims against Mr. Kanakaris individually have been dismissed. We engaged counsel to analyze the complaint and vigorously defend us against all of Mr. Adams' claims. Although the parties have submitted their dispute for mediation, Mr. Adams filed a motion for summary judgment in Los Angeles Superior Court on April 28, 2000. A hearing on the motion is scheduled for August 31, 2000, and mediation has been set for August 21, 2000.

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

         The stock at issue was in the hands of Alpha Tech and Miller, Johnson & Kuehn, Inc., a stock brokerage firm that clears the trades of introducing brokers. Both Alpha Tech and MJ&K filed actions for interpleader, by which they were prepared to tender to the court the stock certificates to which our company, Institutional Management and Pinnacle Management are each laying claim. In July 2000, that tender was effectuated, and the claims asserted by and against Alpha Tech and MJ&K were dismissed. The stock, therefore, has been and will remain issued in the name of the United States District Court until the dispute is resolved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Effect of Amendment and Restatement of Charter Documents
         --------------------------------------------------------

         At the special meeting of stockholders held on May 24, 2000, the holders of shares of our Class A Convertible Preferred Stock and common stock as of April 14, 2000 approved Amended and Restated Articles of Incorporation and Amended and Restated Bylaws. In addition to the modification of the terms of Class A Convertible Preferred Stock as described in (b) below, numerous other changes to the former articles of incorporation and bylaws of our company were made. Such changes and the effect of such changes on the rights of the holders of our common stock are described more particularly in our Definitive Proxy Statement filed on May 1, 2000 pursuant to Section 14(a) of the Securities Exchange Act of 1934.

     (b) Effect of Modification of Terms of Class A Convertible Preferred Stock
         ----------------------------------------------------------------------

         At the special meeting of stockholders held on May 24, 2000, the holders of shares of our Class A Convertible Preferred Stock and common stock as of April 14, 2000 approved an amendment to our Certificate of Designation of Class A Convertible Preferred Stock that increased the voting rights of the Class A Convertible Preferred Stock from three non-cumulative votes per share, voting together with our common stock on all matters on which the holders of our common stock are entitled to vote, to twenty non-cumulative votes per share on such matters. This amendment was incorporated into our Amended and Restated Articles of Incorporation that were filed with the Nevada Secretary of State on June 2, 2000.

         As a result of this increase in voting rights and as a result of ownership of shares of common stock and Class A Convertible Preferred Stock by Alex Kanakaris, our Chairman of the Board, President and Chief Executive Officer, Mr. Kanakaris became entitled to exercise voting control over our company. Immediately prior to such time, no identifiable person or group of persons had voting control over our company.

         Specifically, as of June 2, 2000, we had 31,614,775 shares of common stock outstanding. As of June 2, 2000, Mr. Kanakaris beneficially owned all of the 1,000,000 shares of our outstanding Class A Convertible Preferred Stock and 5,015,147 shares of common stock, which shares of common stock included 2,100,000 shares issuable upon the exercise of options and 1,000,000 shares issuable upon conversion of Class A Convertible Preferred Stock. Based upon this ownership, as of June 2, 2000, Mr. Kanakaris beneficially owned approximately 15.9% of our common stock and 100% of our Class A Convertible Preferred Stock, and held approximately 48.5% of the voting power over all matters on which the holders of our common stock are entitled to vote.

         Consequently, Mr. Kanakaris has sufficient voting power to control the outcome of corporate matters submitted to the vote of our stockholders. Those matters could include the election of directors, changes in the size and composition of the Board of Directors (and, thereby, the qualification and appointment of officers of our company), and mergers and other business combinations involving our company. In addition, through his control of the Board of Directors and voting power, he may be able to control certain decisions, including decisions with respect to our company's dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by our company. In addition, the concentration of voting power in Mr. Kanakaris could have the effect of delaying or preventing a change in control of our company and may affect the market price of our common stock.

     (c) Sales of Unregistered Securities During the Quarter Ended June 30, 2000
         -----------------------------------------------------------------------

         In April 2000, our company issued 206,000 shares of common stock upon partial exercise by a former employee of an option with an exercise price of $0.25 per share.

         In April 2000, our company issued 50,000 shares of common stock to one consultant in a private offering in exchange for consulting services rendered with an estimated value of $112,000.

         In April 2000, our company issued an aggregate of $3,000,000 of 10% convertible debentures and accompanying warrants to purchase up to 900,000 shares of common stock to four accredited investors in a private offering. The net offering proceeds were approximately $2,600,000 in cash.

         In April 2000, our company issued an aggregate of 14,667 shares of common stock, warrants to purchase up to 14,667 shares of common stock at an initial exercise price of $1.725 and warrants to purchase up to 14,667 shares of common stock at an initial exercise price of $1.95 to one consultant in a private offering in exchange for consulting services.

         In April 2000, our company issued an aggregate of 788,730 shares of common stock to three accredited investors upon conversion of $750,000 in principal amount of 10% convertible debentures and interest payable on those debentures.

         In May 2000, our company issued an option to purchase up to 87,500 shares of common stock at an exercise price of $1.295 per share pursuant to our company's 2000 Stock Option Plan to one consultant in connection with an amendment to an existing consulting agreement.

         In May 2000, our company issued to eleven employees and executives and one non-employee director options to purchase up to an aggregate of 1,950,000 shares of common stock at an exercise price of $.705 pursuant to our company's 2000 Stock Option Plan.

       In May 2000, our company issued to seven individuals and four entities an aggregate of 809,396 shares of common stock in exchange for consulting services rendered with a value of approximately $850,964.

         In June 2000, our company issued an aggregate of 788,096 shares of common stock to one accredited investor upon conversion of $500,000 in principal amount of two 10% convertible debentures and interest payable on those debentures.

       In June 2000, our company issued an aggregate of 163,120 shares of common stock to one individual and one entity in exchange for consulting services rendered with a value of approximately $129,680.

       In June 2000, our company issued an aggregate of 50,000 shares of common stock to one individual and one entity in exchange for consulting services rendered with a value of approximately $46,250.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In connection with the special meeting of stockholders held on May 24, 2000, the holders of shares of our Class A Preferred and common stock as of April 14, 2000 were asked:

         PROPOSAL 1. To consider and vote upon a proposal to approve an amendment to our Articles of Incorporation to change our name to "Kanakaris Wireless";

         PROPOSAL 2. To consider and vote upon a proposal to approve an amendment to our Articles of Incorporation to remove the provision that sets the authorized number of directors;

         PROPOSAL 3. To consider and vote upon a proposal to approve an amendment to our Certificate of Designation of Class A Preferred that would increase the voting rights of the Class A Preferred from three non-cumulative votes per share, voting together with our common stock on all matters on which the holders of our common stock are entitled to vote, to twenty non-cumulative votes per share on such matters;

         PROPOSAL 4. To consider and vote upon a proposal to approve Amended and Restated Articles of Incorporation that amend, restate and replace our current Articles of Incorporation and effect the principal changes in Proposals 1 through 3 above and various additional changes recommended by the Board of Directors;

         PROPOSAL 5. To consider and vote upon a proposal to approve Amended and Restated Bylaws that modernize and conform our Bylaws to current Nevada law and provide that the acquisition of controlling interest provisions of the Nevada Corporations Code shall not apply in connection with the change in voting rights described in Proposal 3; and

         PROPOSAL 6. To consider and vote upon a proposal to approve a 2000 Stock Option Plan, pursuant to which our company may grant to its key employees, officers and directors of our company and to employees of companies who do business with our company options to purchase up to 3,000,000 shares of our common stock.

         Each of the six proposals described above was described more particularly in our Definitive Proxy Statement filed on May 1, 2000 pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and was approved by our stockholders by the votes set forth below:

                        PROPOSAL 1
                        ----------
         CLASS A PREFERRED          COMMON STOCK
         -----------------          ------------
         For: 3,000,000             For: 18,490,742
         Against: 0                 Against: 80,843
         Abstain: 0                 Abstain: 23,670

                        PROPOSAL 2
                        ----------
         CLASS A PREFERRED          COMMON STOCK
         -----------------          ------------
         For: 3,000,000             For: 18,357,387
         Against: 0                 Against: 180,683
         Abstain: 0                 Abstain: 57,185

                        PROPOSAL 3
                        ----------
         CLASS A PREFERRED          COMMON STOCK
         -----------------          ------------
         For: 3,000,000             For: 18,096,142
         Against: 0                 Against: 378,168
         Abstain: 0                 Abstain: 120,945

                        PROPOSAL 4
                        ----------
         CLASS A PREFERRED          COMMON STOCK
         -----------------          ------------
         For: 3,000,000             For: 18,312,036
         Against: 0                 Against: 203,479
         Abstain: 0                 Abstain: 79,740

                        PROPOSAL 5
                        ----------
         CLASS A PREFERRED          COMMON STOCK
         -----------------          ------------
         For: 3,000,000             For: 18,356,982
         Against: 0                 Against: 155,988
         Abstain: 0                 Abstain: 82,285

                        PROPOSAL 6
                        ----------
         CLASS A PREFERRED          COMMON STOCK
         -----------------          ------------
         For: 3,000,000             For: 18,184,428
         Against: 0                 Against: 296,122
         Abstain: 0                 Abstain: 114,705


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  2.1 Letter of Intent dated August 3, 2000 by and between Kanakaris Wireless and PCS Link, Inc. dba Greenwood & Hall

                  27.1  Financial Data Schedule


         (b)      Reports on Form 8-K.

                  On June 8, 2000, we filed a Current Report on Form 8-K in connection with matters approved by our stockholders at the special meeting of stockholders held on May 24, 2000, the results of which meeting are described in Item 4 above. The Form 8-K included "Item 1. Changes in Control of Registrant" and "Item 5. Other Events."

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KANAKARIS WIRELESS


Dated: August 11, 2000              By: /S/ DAVID SHOMAKER
                                    --------------------------------------------
                                    David Shomaker
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

2.1 Letter of Intent dated August 3, 2000 by and between Kanakaris Wireless and PCS Link, Inc. dba Greenwood & Hall

27.1              Financial Data Schedule