Form 10KSB
period 2000-09-30
KANAKARIS WIRELESS
filed 2001-01-16
CIK 1066624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-KSB
(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934 for the fiscal year ended SEPTEMBER 30, 2000

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from _________ to __________

                         Commission File Number 0-28213
                            ------------------------
                              KANAKARIS WIRELESS
                 (Name Of Small Business Issuer In Its Charter)

             NEVADA                                          86-0888532
  (State or other jurisdiction of                         (I.R.S. Employer
   Incorporation or organization                          Identification No.)

            3303 HARBOR BOULEVARD, SUITE F-3, COSTA MESA, CALIFORNIA  92626
                    (Address Of Principal Executive Offices)

                                 (714) 444-0560
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title Of Each Class                   Name Of Exchange On Which Registered
          NONE                                            NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title Of Class)
                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The registrant's revenues for the twelve months ended September 30, 2000 were $635,927.

As of January 5, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $636,255. The number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 46,746,494 on January 5, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant's fiscal year and relating to the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Items 9 through 12 of
Part III of this Form 10-KSB.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY HISTORY

         Our company is the surviving company in a series of transactions involving Kanakaris InternetWorks, Inc., a Delaware corporation that was incorporated on February 25, 1997, Desience Corporation, a California corporation that was incorporated on April 17, 1984, and Big Tex Enterprises, a Nevada corporation that was incorporated on November 1, 1991. On October 10, 1997, Kanakaris InternetWorks, Inc. purchased all of the outstanding shares of common stock of Desience Corporation in exchange for a royalty payable to the prior sole stockholder of Desience Corporation based upon a percentage of Desience Corporation's gross sales. On November 25, 1997, Big Tex Enterprises purchased all of the outstanding shares of common stock of Kanakaris InternetWorks, Inc. in exchange for 3,000,000 shares of our common stock owned by Nelson Vasquez, the then president of Big Tex Enterprises, 3,000,000 newly issued shares of our common stock and 1,000,000 newly issued shares of our preferred stock. On November 26, 1997, Big Tex Enterprises changed its name to Kanakaris Communications, Inc. On June 2, 2000, our company changed its name to Kanakaris Wireless. Consequently, our company is a Nevada corporation that was incorporated on November 1, 1991 and is the sole stockholder of Kanakaris InternetWorks, Inc., and Kanakaris InternetWorks, Inc. is the sole stockholder of Desience Corporation. Our common stock currently is traded on the OTC Bulletin Board under the ticker symbol "KKRS."

COMPANY OVERVIEW

         We are an Internet-based provider of online delivery of films and books. Our Internet web site, www.KKRS.Net, is the portal to all of the proprietary content and web sites of our company. Our films are accessible by Internet users at access rates from 56 kilobytes per second, or 56 kbps, to broadband at www.CinemaPop.com. We have over 450 on-demand movies available with full-screen scalability and television quality. We have approximately 700 books available online. The books feature re-sizable type, the ability to turn pages without scrolling and the ability to search by word or phrase.

         In addition to operating our Internet and e-commerce businesses, we design, manufacture and install ergonomic data control console systems for high-end computer command centers used by governmental agencies and Fortune 500 and other companies. Our customers have included NASA, the Federal Bureau of Investigation, the United States Navy, Bank of America, Mitsubishi and many others.

         To date, substantially all of our revenues have been derived through sales of our data control console systems. Our current business strategy includes expansion of our data control console business and a significant emphasis upon developing and expanding our Internet and e-commerce businesses.

         We are in the process of further developing and expanding our Internet-related businesses with the goal of increasing revenues from these businesses in the near future. In that regard, we anticipate deriving revenues from, among other sources:

         o   advertising fees;
         o   sales of online, downloaded books and other written materials;
         o   movie subscription and pay-per-view fees;
         o   encoding services; and
         o   webcasting services.

         We store single digital source files of content on our servers. Each single file - which may be a movie or a book is duplicated on demand as many times as demand warrants. We deliver our content direct-over-the-Internet, which eliminates traditional remanufacturing, storage and shipping costs. We also design and manufacture computer command centers used by corporations and governmental agencies. We are focused on downloadable Internet content and anticipate that this component of our business will become a major portion of our overall and Internet business.

         Our currently available and planned Internet services are designed to provide the following key benefits to individual consumers and businesses:

         ONLINE MOVIES

         o   Wireless Delivery Of Full-Length Films
         o   Works With Any Computer With An Internet Connection
         o   Compatible With Any Browser Or On Any Platform
         o   Pay-Per-View For Individual Movies
         o   Monthly Access To Unlimited Viewing Of Movies
         o   Full-Screen Viewing Of Movies
         o   High-Quality Encoding Of Movies Using Proprietary Technology
         o Interactive Video Advertisements That Permit Consumers To Purchase And Businesses To Sell Products
         o   Wireless Delivery To Pocket PCs

         ONLINE BOOKS

         o   Real-time Delivery
         o   Secured Impressions
         o   Direct Delivery
         o   Dynamic Updates
         o Wireless Delivery To Handheld Devices, Including Pocket PCs and Palm(TM) handhelds

         Our data control console products are designed to provide the following key benefits to customers:

         o   Maximization of operator efficiency and productivity through ergonomics, focusing on data and immediate accessibility
         o   Operator productivity is increased by providing an environment which reduces visual and physical stress, enhancing the operator's ability to focus attention and facilitating equipment access
         o Maximization of the number of displays per operator in a compact space
         o Flexibility to accommodate growth and change in both hardware and location

INTERNET INDUSTRY BACKGROUND

         The Internet began in the late 1960s as an experiment in the design of robust computer networks. The Internet is a collection of computer networks a network of networks - that allows anyone to connect with their computer to the Internet and immediately communicate with other computers and users across the world. Its users for decades were primarily limited to defense contractors and academic institutions. With the advent of high-speed modems for digital communication over common telephone lines, individuals and organizations began connecting to and taking advantage of the Internet's advanced global communications ability.

         Although there were several factors responsible for the growth of the Internet, the factors that are most often attributed to its success are the advent of HTML, the World Wide Web and Internet browsers. With the expansion in the number of Internet users and web sites, we believe development of two phenomena, growth in the amount of commerce that is being transacted over the Internet and willingness of businesses to spend money to be a part of the Internet will continue to grow for the foreseeable future.

         Because the Internet has experienced rapid growth, it has developed into a significant tool for global communications, commerce and media, enabling millions of people to share information and transact business electronically. In a 1998 report, International Data Corporation, or IDC, estimated that there were over 51 million web users in the United States and over 97 million worldwide. IDC projected these numbers to increase to over 135 million web users in the United States and over 319 million worldwide by the end of 2002. Internet-based businesses have emerged to offer a variety of products and services over the Internet. Advances in online security and payment mechanisms have also prompted more businesses and consumers to engage in electronic commerce. In its 1998 report, IDC estimated that the value of purchases of goods and services, excluding fund transfers and stock transfers, on the Internet will grow from $32.4 billion worldwide in 1998 to $425.7 billion worldwide in 2002.

         Over the past several years, book publishing in the United States has shown a steady increase. As a result, the emerging online bookselling industry is expected to grow from $630 million in 1998 to $3 billion in 2003, according to a 1999 report by Forrester Research, Inc., a Cambridge, Massachusetts, research group. According to a 1999 panel discussion at COMDEX, online booksellers account for about three percent of the market for books, and industry experts believe that this market share is growing. Microsoft Corporation, in an advertisement in Publisher's Weekly in November 1999, stated that by the year 2020, 90% of all book titles will be available electronically.

DATA CONTROL CONSOLE INDUSTRY BACKGROUND

         The data control console industry focuses on the design, manufacture, and implementation of high-tech furniture systems used to fully integrate computer systems and communications systems in the workplace. Working with IBM, we developed the first modular system for enclosing and organizing the equipment and cabling associated with data and network control centers. The first large installation occurred in 1985. We were the first manufacturer using a standard, modular system that could be quickly installed by bolting together without any site construction and could similarly be added to or reconfigured easily with additional parts.

OUR STRATEGY

         We deliver interactive content, including movies and books, directly over the Internet to computer devices available in schools, offices, homes and cars on a worldwide, around-the-clock basis and provide high quality data control console products to businesses and government. Our objective is to continue to be a leading provider of downloadable content and data control console products. To achieve this objective, we have developed a strategy with the following key elements:

         o EXPAND OUR MOTION PICTURE LIBRARY. Currently we have over 450 movies available for viewing in full-length, full computer screen format on demand through our "virtual theater", which utilizes Microsoft(R) Windows Media(TM) 7.0 technology. We intend to expand our motion picture library as funds become available.

         o CONTINUE DEVELOPMENT OF OUR MOVIE PARTNER PROGRAM. We intend to further develop our Movie Partner Program to allow any mainstream web site in the world to host a virtual theater. We have over 250 web sites that have applied to participate in our Movie Partner Program. Eligible web sites may join our program free of charge and share in our revenues generated through their participation in our program.

         o FURTHER DEVELOP DIRECT-OVER-THE-INTERNET DELIVERY OF BOOKS. We have implemented direct-over-the-Internet delivery of books to Pocket PCs and Palm(TM) handhelds. We have introduced an interactive digital books posting program that allows web site visitors to directly post books using ION Systems, Inc.'s technology for online delivery at www.WordPop.com and allows authors to access information on how many of their books have been ordered online. We intend to further develop direct-over-the-Internet delivery of books by, among other things, seeking new relationships with publishers and authors.

         o DEVELOP AND CULTIVATE STRATEGIC ALLIANCES. We intend to cultivate our existing strategic alliances with Microsoft Corporation, ION Systems, Inc. and others and to develop new strategic alliances that will aid us in building brand awareness for our Internet and e-commerce web sites and enhancing the products and services we provide.

         o BUILD THE CINEMAPOP.COM NAME. We intend to increase our focus on building the CinemaPop.com name. As funds become available, we intend to launch a promotional campaign to increase awareness of the CinemaPop.com name through, among other things, our strategic alliances, clickable links to others' web sites and traditional media, including print and radio.

         o INTRODUCE AND EXPLOIT PROPRIETARY TECHNOLOGY. Through extensive research and development, we have developed proprietary technologies that permit enhanced video delivery of content over the Internet and integration of e-commerce streaming video advertisements. We plan to market these technologies on our web site and as a business-to-business service.

         o EXPAND OUR SUBSCRIPTION AND PAY-PER-VIEW PROGRAMS. We plan to further develop secure e-commerce subscriptions and pay-per-view programs for our CinemaPop.com web site. We are building a database of viewers of movies on CinemaPop.com by requesting information from subscribers. We are using the database to market our Internet services.

         o EXPAND OUR PRODUCTION AND INSTALLATION OF DATA CONTROL CONSOLE PRODUCTS. We intend to continue to generate new sales materials and aids such as our www.desiences.com web site to enhance our product exposure and to increase our sales force to penetrate deeper into national and international markets.

OUR INTERNET PRODUCTS AND SERVICES

         ONLINE MOVIES

         We operate an online movie web site at www.CinemaPop.com, which site enables Internet users to download full-length motion pictures with no download time and no plug-in required utilizing Microsoft(R) Windows Media(TM) 7.0. More than 450 movies are currently available for online distribution. We offer pay-per-view movies as well as advertising-supported free movies. We also sell advertising to our web site. We charge a monthly access fee for those customers who desire unlimited viewing access to a larger portion of our web site. We have implemented a merchant service system that enables us to charge and collect access fees for our movie web sites.

         We have developed a movie partner program aimed at attracting web sites to use our innovative technology. Over 1,000 web sites have applied to set up clickable links to our movie content and to receive a commission for subscription and pay-per-view fees generated by visitors to their web sites. Many of these sites are in the process of setting up the clickable links.

         Our movie partner program includes the following revenue streams:

         o Commissions on monthly subscription fees for unlimited access to a larger number of online movies

         o Commissions on pay-per-view fees for individual viewers at broadband access speeds for selected movies and events

         o Clickable links to our content from other web sites to increase traffic value of ads and the potential numbers of subscribers and pay-per-view customers

         In September 2000 we launched a new online movie web site, the third generation of "CinemaPop.com." Features include a streamlined subscription process, the ability for consumers to post movie reviews and the introduction of CinemaWEAR(TM) content that is accessible to wireless handheld computing devices.

         ONLINE BOOKS

         In August 2000, we launched our newest online book web site, www.WordPop.com, which site is integrated within our web site www.KKRS.Net and offers approximately 700 books for click and view delivery. Our books, like our movies, are downloadable in real-time, which means there is not a significant delay in the display of text or images. This allows consumers to obtain immediate access to the medium of their choice. We believe that our site is secure to the extent that it preserves the author's rights to ownership. We also believe that we are the only online Internet publisher that provides real-time secure fulfillment from one source file.

         Books and articles are now available through high-speed access for use on desktops, laptops, personal data assistants, Pocket PCs, Palm(TM) handhelds and other innovative end user hardware. Most importantly, there is no end user software needed. In February 1999, we entered into an alliance with ION Systems, Inc. for use of their secure online download technologies. Using this software, we can rent or sell books online while allowing authors and publishers to to retain control over their content.

         Authors and publishers whose materials are available on our WordPop.com web site determine which of the following access options will be made available on a book-by-book basis to visitors to our web site:

         o Free Browsing - Currently, a visitor may browse certain posted materials free of charge.

         o Purchase Hourly Access - We anticipate that a visitor will in the future be able to rent the online version of the materials on an hourly basis. The author or publisher may allow visitors to apply a percentage of the online rental fees toward another method of purchase or rental described below.

         o Purchase of Downloaded Version - Currently, a visitor may purchase the downloaded version of the materials, thus enabling them to use the materials for off-line reading in unlimited sessions for an unlimited amount of time. The copyright notice states that the visitor cannot duplicate the book.

         o Purchase Extended Access - We anticipate that a visitor will in the future be able to purchase a password enabling them to read the online version of the materials for five years in any number of sessions.

         The text of the online materials cannot be copied, printed, or extracted using optical character recognition software. Our licensed technology also prevents temporary Internet files from storing usable text. We believe this is the first application of a technology through which the author and publisher can retain complete control of how their creative work is used online. Any book or document - no matter how long - can be read page by page. The reader also maintains control over the size of the type with just the click of the mouse. None of these features requires any special user software other than a JAVA-enabled browser. By using this technology, a long document, book, textbook or manual can be read without scrolling and in any type size the reader's eyes find comfortable.

         PROPRIETARY TECHNOLOGY USED WITH OUR ONLINE MOVIES AND BOOKS

           WIRELESS DELIVERY
           -----------------

         CinemaWEAR(TM) Wireless Delivery is our proprietary technology that provides what we believe to be the first ever full-length streaming video delivery to handheld computing devices such as the Pocket PC. We believe that CinemaWEAR(TM) Wireless Delivery is ideal for wide area network, or WAN, and local area network, or LAN, users who are working at transmission rates from 10 kbps for super low streaming video with marginal signal strength, to 19.2 kbps for streaming video for standard WANs, to 128 kbps for streaming video for LANs and users of Ricochet service that is available in limited markets such as Atlanta and San Francisco.

         We anticipate that CinemaWEAR(TM) Wireless Delivery will produce revenue for our Internet business by enabling us to deliver feature-length entertainment to the mobile handheld computing device environment in addition to our traditional delivery to desktop personal computers and other wired devices. Projections that have appeared in consumer magazines such as Business Week indicate that wireless Internet connections to handheld computing devices will exceed those to personal computers by 2002.

           ENCODING
           --------

         CinemaWEAR(TM) Encoding is our proprietary encoding technology that, when used in conjunction with Windows Media(TM) tools, significantly improves the quality of streaming video delivery over the Internet by capturing the look and feel of real cinema delivery. By stabilizing streaming video, we are able to deliver 100 kbps and 300 kbps streams that have the visual quality and convey the look and feel of 300 kbps and 700 kbps streams, respectively. This stability is pleasing to the eye because it eliminates jerkiness and provides a full motion picture experience with rich color and clear, full sound.

         Embedded Electronic Commerce(TM), or EEC(TM), is our proprietary e-commerce platform designed to work in tandem with our CinemaWEAR(TM) Encoding technology. Our EEC(TM) platform enables viewers to submit secure orders for advertised products through clickable links appearing within the streaming video. EEC(TM) works with video delivery to all Internet-enabled devices, including with our CinemaWEAR(TM) Wireless Delivery of full-length films to Pocket PCs.

         During the week of December 18, 2000, we presented "An American Christmas Carol" on our www.CinemaPop.com web site to introduce CinemaWEAR(TM) Encoding technology and our EEC(TM) interactive video advertisement technology. The program, which was encoded using our CinemaWEAR(TM) Encoding technology, was presented with an advertisement that used our EEC(TM) technology to enable viewers to place secure orders for products through clickable links within the streaming video.

         BUSINESS-TO-BUSINESS SERVICES

         We intend to offer high-quality encoding, production, post-production and webcasting Internet services to other businesses. We also intend to explore, through the further development of our technologies, the potential for consumer software development of products enhancing individuals' ability to place video on the Internet.

OUR DATA CONTROL CONSOLE PRODUCTS

         Our primary data control console product is our OPCON Module System, a proprietary modular system for high-end computer command centers. Our OPCON Module Systems have been purchased and installed by major governmental agencies such as NASA, the Federal Bureau of Investigation and the United States Navy and by large corporations including Bank of America, Mitsubishi, Pacific Bell and many others.

         Our control center consoles are ergonomically designed to maximize comfort, function, adaptability and efficiency for the corporate network system. We assist clients in the planning process by making site visits, taking lists of requirements, then providing customers with blueprint floor plans of OPCON Module System layouts, elevated views of suggested equipment layouts and perspective presentation drawings. In order to assure complete customer satisfaction, we oversee the manufacturing of products as well as the installation.

         Our company, through its wholly-owned subsidiary, Desience Corporation, has been marketing and selling the OPCON Module System to corporate and government mainframe computer users since the early 1980's. Historically, approximately 90% of our sales have been in the United States. During the 1990's we experienced increased business from South America, including multiple orders from Venezuela, and also saw increased business from Mexico. We have also sold and installed the OPCON Module System in Canada, Barbados, Bermuda, St. Lucia, Kuwait and Guam.

         In 1999, we announced plans to develop a personal module system, Opcon 2000, to provide a single computer work station for the home or office. This product will represent the first consumer product offering in our history. We plan to market this product over the Internet with the intention of consumer retail distribution throughout the world.

         Currently, there are five companies competing in the marketplace for modular system solutions, including Desience Corporation, Wrightline, Evans Consoles, and Stacking Systems, which provide metal products, and Infrastructures, which provides wood-type products. All of our competitors have more resources than us, and most competitors offer similar services such as installation, warranties and customer service. Deciding factors such as price, service and features vary according to the requirements of the customer.

         We are a leader in the design and production of quality metal products. Wood is a low cost short-range solution with no ability to endure the rigors of years of use and frequent reconfigurations so often required in our environment. Therefore, only the other metal products are true competition for us. Our system is made of heavy steel, has a proprietary lens to provide better task lighting, provides extremely open architecture for cable routing and is easy to reconfigure. To this end, many of our existing clients return for new and expanded systems.

STRATEGIC RELATIONSHIPS

         In order to expand our Internet and e-commerce businesses, we have developed strategic relationships with various Internet, technology and software companies and others. The following is a brief description of some of our more important strategic relationships.

         MICROSOFT CORPORATION

         In August 1999, we entered into an Internet content partner agreement with Microsoft Corporation. Under the terms of the agreement, Microsoft promotes certain portions of our web content and provides assistance in the use of Microsoft's Windows Media(TM) technology. Microsoft Corporation has agreed to promote four of our web sites through December 30, 2001. Microsoft is providing clickable headline links to our CinemaPop.com web site consisting of brief summaries of the content available via the site link on their WindowsMedia.com web site. This site link enables Internet users to read about and click on the descriptions of content available from our company and then be directly connected to our web site.

         In addition, in November 1999 our company was selected by Microsoft to participate in the Microsoft(R) Windows Media(TM) Technologies Broadband Jumpstart Initiative. On December 7, 1999, we launched 45 movie titles at 100 kbps and 300 kbps broadband speeds on our CinemaPop.com web site, and Microsoft is providing links to this content from its WindowsMedia.com web site. As part of the Broadband Jumpstart Initiative, William Gates, the Chairman of Microsoft, introduced a new Microsoft Broadband web site at the StreamingMedia West conference in San Jose, California on December 7, 1999. Our company is represented on this web site through a clickable link. On that same day, InterVu began providing server space and bandwidth for 45 movies. Microsoft Corporation covered the cost of this service for a period of six months.

         Effective as of March 6, 2000, we entered into an additional Internet content partner agreement pursuant to which Microsoft Corporation has agreed to promote certain additional portions of our web content through March 6, 2001 as part of the Broadband Jumpstart Initiative.

         ION SYSTEMS, INC.

         Our license agreement with ION Systems, Inc. allows us to use their secure online download technologies. The agreement continues through December 31, 2004, and thereafter will be renewable automatically for additional renewal terms of five years each. Under this agreement, ION Systems, Inc. has granted us a license to use their E*Web(R) and the X*Maker(R) computer software which allow for the secure downloading and viewing of our web sites. ION Systems' software may be used by us solely for the publishing, displaying, promoting, marketing, offering and selling for a fee of certain specified book categories as well as of products or services listed in the books published.

         iBEAM BROADCASTING CORPORATION

         On March 10, 2000, we entered into a one-year webcast distribution agreement with iBEAM Broadcasting Corporation. iBEAM Broadcasting Corporation provides storage space for the content for our CinemaPop.com and CineManiaNetwork.com web sites, on demand streaming of that content and some promotional support for our company.

         LAIN INTERNATIONAL

         On November 9, 1999, we signed a memorandum of understanding with Lain International, or Lain. Lain has agreed to make available to us all Spanish-language, Spanish-dubbed and Spanish-subtitled films to which it has Internet distribution rights. We have created a KKRS web site called CineManiaNetwork.com, which is devoted exclusively to these titles. We have agreed to collect web visit statistics and perform accounting functions for the site and will pay Lain royalties based upon advertising, subscription and pay-per-view fees less expenses.

         DISTRIBUTION RIGHTS TO "DEAD ANGEL"

         On April 20, 2000, we entered into a distribution agreement with John Clark for the Internet distribution rights to his book "Dead Angel," which book pertains to his relationship with entertainer Jerry Garcia. Under the terms of the agreement, we paid $7,000 to support the completion of the book and $6,000 in expenses for promotional interviews with Cliff Garcia and others as well as a promotional party, both of which were webcast on our web site and made into a videotape. Also, under the terms of agreement, John Clark has agreed to pay to us 50% of the gross sales of the book on the Internet in perpetuity and 50% of the royalties generated by the book and the interviews and party videotape for two years.

CONTENT ACQUISITION

         As part of our objective to become a leader in downloadable content, we continually seek to acquire new content for our web sites. Examples of agreements under which we have acquired content include:

         MEISELMAN-REDE MEDIA GROUP

         In May 2000, we entered into two agreements with Meiselman-Rede Media Group, or MRMG. Based upon the terms of the first agreement, we paid MRMG $100,000 in exchange for the future Internet rights to the first 16 two-minute duration episodes of a project known as "Paris Falls." As of December 25, 2000, eight episodes had been delivered. Based upon the terms of the second agreement, we paid MRMG $100,000 for exclusive Internet distribution rights in perpetuity to a film known as "LA River Story" and the right to receive 50% of the sums actually received by MRMG from the exploitation of the "LA River Story" project in all media, including, but not limited to, text, film, video, theater, cable and syndicated television.

         MARS PRODUCTIONS

         On November 9, 2000, we entered into two license agreements with Mars Productions. The agreement relates to full-length feature films entitled "James Dean Live Fast, Die Young" and "Wish Me Luck." The agreements give us the exclusive license to premiere and broadcast each film electronically worldwide via the Internet for a period of 90 consecutive days from the first day of each broadcast. According to the agreement, we will not charge a fee to viewers during the 90-day term, but we may negotiate with Mars Productions to charge a fee to viewers after the expiration of the 90-day term. Also, we have obtained the right to broadcast clips and trailers of the films for advertising and promotion purposes.

         GRANT RAYNHAM

         On December 7, 2000, we entered into a licensing agreement with Grant Raynham for the full-length feature films "An American Christmas Carol," "Shattered Vows," "The Hound of the Baskervilles," "The Sign of Four," "Sidekicks" and "Satin Smoke". Under the agreement, we have an exclusive license to premiere and broadcast the film electronically worldwide via the Internet for a period of six months from the first day of broadcast. We have the right to charge viewers a pay-per-view fee and to include the films in our monthly subscriptions for members. Also, we have the right to broadcast clips and trailers of the film for advertising and promotion purposes.

         JASON ROSETTE DBA CAMERADO

         On October 17, 2000, we entered into a license agreement with Jason Rosette dba Camerado relating to a full-length documentary entitled "Book Wars." The agreement gives us an exclusive license to premiere and broadcast the film electronically worldwide via the Internet for a period of 120 consecutive days from the first day of broadcast. According to the agreement, we have the right to charge viewers a pay-per-view fee and to include the films in our monthly subscriptions for members. Also, we have the right to broadcast clips and trailers of the film for advertising and promotion purposes.

         RETROFILM.COM

         On October 14, 2000, we purchased from RetroFilm.com high-quality master tapes and cleared licenses for the following films: "Chinese Connection," "Beat the Devil," "M," "Asylum," "Girl Hunter," "Gorgo," "Hells Angels on Wheels," "To Kill a Mockingbird," "I Cover the Waterfront," "McClintock," "Chopping Mall" and "Little Shop of Horrors."

         ANTIGUA

         On September 12, 2000, we entered into a license agreement with Antigua relating to two full-length feature films entitled "Checkmate" and "Dangerous." The agreement gives us the exclusive license to premiere and broadcast the films electronically worldwide via the Internet for a period of 90 consecutive days from the first day of broadcast. According to the agreement, we have the right to charge viewers a pay-per-view fee and to include the films in our monthly subscriptions for members. Also, we have the right to broadcast clips and trailers of the film for advertising and promotion purposes.

         SOFTORBIT.COM

         On August 25, 2000, we entered into a Co-Distributor Agreement with Softorbit.com for the distribution of 400 proprietary celebrity interviews and film trailers on an exclusive basis for a period of six months from the date of the agreement. Under the agreement, we have the rights to webcast, edit, copy, excerpt, revise, digitize, encode, host, publicly display, show, broadcast, perform, promote, and otherwise use and make available the Softorbit.com content on and through our web sites and the Internet. After the six month exclusivity period, we have these rights on a non-exclusive basis for an additional 42 months.

SALES AND MARKETING

         Sales and marketing activities with respect to our Internet and e-commerce businesses currently are limited primarily to headline links provided by Microsoft Corporation from its web site to our CinemaPop.com web site and clickable links to others' web sites. Also, on November 14, 2000, we entered into an advertising contract with eConnect pursuant to which we will provide eConnect with banner advertisements appearing on the home page and other pages of www.CinemaPop.com and www.WordPop.com, send e-mail messages to eConnect's entire subscriber and web partner databases, place an advertisement at the beginning of at least one feature film per month and other services. Also, we are soliciting monthly subscriptions, pay-per-view sales and advertising sales for our CinemaPop.com web site.

         Sales and marketing activities with respect to our data control console business currently are handled by a limited number of manufacturer's representatives and the employees of our company that are engaged primarily in this portion of our business. These representatives and employees locate potential customers and assist them in the planning process by making site visits, taking lists of requirements, then providing customers with proposed blueprints and drawings suited to the customers' individual needs. In an effort to increase sales of our data control consoles, in June 2000 we hired two exclusive sales representatives. We intend to increase the number of manufacturer's representatives and employees devoted to these functions as funds and opportunities become available so that we can continue to enhance Desience Corporation's name as the pioneer and a modern leader in the data control console business.

         In August 2000, we introduced new sales literature and launched a new web site at www.desience.com for our Desience division. As discussed more fully below, to capitalize on our business model, we intend to initiate a more traditional marketing campaign as funds allow. Such a campaign is likely to initially include targeted print and radio advertising and may also include hiring marketing staff that would be primarily responsible for communications, advertising and public relations for our data control console business and our Internet and e-commerce businesses.

ADVERTISING AND PROMOTION

         We have placed advertisements for the CinemaPop.com web site in influential trade publications catering to the entertainment industry, such as the national and international editions of The Hollywood Reporter. Since 1997, we have created Internet web events in order to drive traffic to our web sites. We intend to continue to create high profile Internet events as a means to further promote our business.

         Alex Kanakaris, our Chairman of the Board, President and Chief Executive Officer, is the author of a book that highlights the impact of the Internet on our society. From December 2000 to January 2001, over 2,500 copies of the book were downloaded from www.WordPop.com. We believe that ongoing exposure of this book will bring further attention to our web sites and our company.

         As part of our advertising and promotion efforts, we have entered into a number of agreements, including:

         INTERNATIONAL VISION LTD.

         In October 2000, we entered into an agreement with International Vision LTD., or IVL, under which IVL agreed to place a 30-second commercial advertising the Chinese version of our www.CinemaPop.com web site on the television series "You Can Start A Business," which series airs in various geographic locations, including China, Hong Kong and Singapore. The series consists of three blocks of ten episodes. IVL and our company have agreed to meet at the end of each block of ten episodes to determine whether the advertisement will run on the next block of episodes. We have agreed to pay IVL half of all profits derived in the locations in which the advertisement airs, up to $50,000 per airing.

         WALL STREET WEBCAST

         In September 2000, we entered into an agreement with Wall Street Webcast pursuant to which Wall Street Webcast provided us with a three-day investment tour, including a due diligence meeting with approximately 30 stockbrokers and money managers, and a meeting hosted by Gloria Star Kins, President of The Kins Group, at which we were introduced to prominent New York financial and business leaders. Also, over a two-day period, Wall Street Webcast arranged several individual meetings for us with small cap funding managers in the New York and Boston areas.

         IFILM

         In May 2000, we entered into an agreement with IFILM under the terms of which IFILM has agreed to allow users of the IFILM web site to view multimedia content by uniform resource locater, or URL, links to the CinemaPop.com web site. IFILM has agreed to provide CinemaPop.com with "Preferred Partner" status on the IFILM site, which means that IFILM will provide CinemaPop.com with a suite of benefits and services that may include placement of the CinemaPop.com logo on the IFILM site, listing on the IFILM Preferred Partners page, placement of a link to the CinemaPop.com home page on the IFILM home page on a rotating basis with other Preferred Partners, and other promotional or preferential services that IFILM accords to its Preferred Partners in the future. In exchange for IFILM's commitments under the agreement, we have agreed to deliver film information to IFILM by making accessible a document matching IFILM's formatting standards. We have agreed to keep the film information current to reflect any changes to the URLs for the multimedia content. Also, CinemaPop.com has granted to IFILM a non-exclusive, worldwide, royalty-free license to reproduce, distribute, publicly perform and publicly display on the IFILM site CinemaPop.com's logo and film information.

         CRIER COMMUNICATIONS

         In September 2000, we entered into an agreement with Crier Communications pursuant to which Crier Communications has agreed to provide us with guidance in public relations development on a month-to-month basis.

COMPETITION

         The Internet and e-commerce businesses are extremely competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer preferences, brand name recognition and marketing and the development of new and competing technologies. We expect that existing businesses that compete with us and which have greater resources than us will be able to undertake more extensive marketing campaigns and adopt more aggressive advertising sales policies than us, thereby generating more traffic to their web sites.

         We believe that KKRS.Net is the only web site that currently offers both direct-over-the-Internet movies and direct-over-the-Internet books. We believe that our unique combination of products on our web sites will assist us in becoming and remaining competitive with other movie and book web sites by allowing us to share traffic, and therefore share revenue potential, between our various web sites.

         Although there are numerous movie web sites on the Internet, we believe that we have a competitive edge in the online movie industry because, among other things:

         o We have introduced subscription, pay-per-view, advertising and web partner programs to our CinemaPop.com movie site in order to provide a variety of revenue streams.

         o We believe that CinemaPop.com currently offers the largest number of full-length, mainstream Hollywood movies with Internet access at multiple access speeds.

         o Most of our full-length movies start to stream and can begin to be viewed in approximately one minute rather than having a downloading process of a few hours before the movie can be viewed, as required on many other web sites.

         o We currently have over 450 full-length films online, which are viewable in streams from 56 kbps to broadband. Because of the significant time involved in translating film into streaming media technology, we believe that our film library gives us a significant lead over others in the online movie industry.

         o Our content can be viewed on multiple platforms, including through CinemaWEAR(TM) wireless delivery to Pocket PCs and Palm(TM) handhelds.

         o Our Embedded Electronic Commerce(TM) technology allows us to enable viewers to place secure online orders for products offered by businesses through clickable links within streaming video.

         Although there are numerous book sites on the Internet, we believe that our WordPop.com web site is the only web site that provides real-time secure fulfillment from one source file. In addition, we believe that WordPop.com is the only web site that currently uses proprietary technology which enables consumers to read posted books and other materials without scrolling and in any type size the consumer's eyes find comfortable while allowing authors and publishers to maintain ownership and control over their proprietary content.

         With respect to competition with our data control console business, we believe there are five companies competing in the marketplace for modular system solutions, including Desience Corporation, Wrightline, Evans Consoles, and Stacking Systems, which provide metal products, and Infrastructures, which provides wood-type products. Most of our competitors offer similar services, such as installation, warranties and customer service. Deciding factors such as price, service, features and materials vary according to the requirements of the customer.

         Although we were the pioneers in this industry and are a leader in the design and production of quality metal data control console products, we believe that all of our competitors currently have more financial and other resources than us. Nevertheless, we have remained competitive in the data control console industry based upon our delivery of quality products and services with relatively minimal overhead. We intend to maintain and enhance our competitive position in this industry by committing additional staffing and other resources to our data control console business as funds become available.

PATENTS AND PROPRIETARY RIGHTS

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary technology and intellectual property rights. We do not hold any patents. However, we believe that some of our proprietary technologies, including our CinemaWEAR(TM) encoding technology, our CinemaWEAR(TM) Wireless Delivery technology and our Embedded Electronic Commerce(TM) technology, could benefit from patent protection. Accordingly, we intend to file patent applications for those technologies with the United States Patent and Trademark Office. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technologies.

         Third party products and brand names referred to in this document may be trademarks or registered trademarks of their respective owners. We own, license or have otherwise obtained the right to use certain technologies incorporated into our web sites. We may receive infringement claims from third parties relating to our technologies. In such event, we intend to investigate the validity of any such claims and, if we believe the claims have merit, we intend to respond through licensing or other appropriate actions. Certain of these claims may relate to technology that we have licensed from third parties for incorporation into our web sites. In such event, we would forward these claims to the appropriate third party. If we were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from using that technology, incur substantial costs in redesigning our web sites, products and services that incorporate that technology, or incur substantial costs defending any legal action taken against us, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         We hold the Internet domain names "KKRS.Net," "WordPop.com," "NetBooks.com," "CinemaPop.com" and many others. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

GOVERNMENT REGULATION

         The United States Congress has recently passed or is considering legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states have adopted and are considering Internet-related legislation and regulations. Governmental authorities in the United States and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws, and therefore are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

EMPLOYEES

         As of January 10, 2001, we employed or contracted a total of seven employees and five consultants on a full or part-time basis. Four of our workers are devoted primarily to our Internet and e-commerce businesses, three of our workers are devoted primarily to our data control console business and three of our personnel are devoted to both our Internet and e-commerce businesses and our data control console business.

         Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage. We believe our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently occupy approximately 1,780 square feet of office space at our headquarters in Costa Mesa, California. Our long-term lease for this space expired in August 2000. We are renting this space on a month-to-month basis while we consider relocating.

ITEM 3.  LEGAL PROCEEDINGS.

         On September 15, 1999, Robert Adams filed a complaint against our company and our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris, individually, in Los Angeles Superior Court (Case No. LC050023) alleging breach of contract and fraud. Mr. Adams based his fraud claim primarily on alleged misrepresentations and concealment involving a consulting agreement between our company and Mr. Adams. Mr. Adams alleged that he was entitled to certain stock options, of which 75% of the option price allegedly was already deemed paid in exchange for services allegedly rendered by Mr. Adams to our company. Mr. Adams attempted to exercise the options for the purchase of a certain number of shares to which he claimed to be entitled pursuant to the agreement. The claims against Mr. Kanakaris individually were dismissed. On November 1, 2000, Mr. Adams and our company entered into a Settlement Agreement and General Release pursuant to which we agreed to pay a total of $24,000 to Mr. Adams and his attorney in three equal installments of $8,000 each on November 1, 2000, March 1, 2001 and July 1, 2001 in exchange for dismissal with prejudice of the entire action after the three payments have been made.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   Market Price
   ------------

         Our common stock commenced trading on the OTC Bulletin Board under the symbol "KANA" on November 26, 1997. On August 2, 1999 we changed our symbol to "KKRS."

         The following table shows the high and low closing bid prices of our common stock for the periods presented. The quotations shown below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                           High        Low
                                                           ----        ---
Year Ended September 30, 1999:

     First Quarter.........................................$ .25       $ .03
     Second Quarter........................................ 2.25         .17
     Third Quarter......................................... 2.96875     1.09375
     Fourth Quarter........................................ 1.46875      .71875

Year Ended September 30, 2000:

     First Quarter.........................................$ .9375     $ .52
     Second Quarter........................................ 5.96875      .6875
     Third Quarter......................................... 2.40625      .705
     Fourth Quarter........................................ 1.11         .47

         The closing bid price of a share of our common stock on December 12, 2000 was $.35.

   Stockholders
   ------------

         At December 12, 2000, there were approximately 256 holders of record of our common stock. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

   Dividend Policy
   ---------------

         We have never paid any dividends on our common stock and do not anticipate declaring or paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, to reinvest in our business. We expect that covenants in our future financing agreements will prohibit or limit our ability to declare or pay cash dividends.

   Recent Sales of Unregistered Securities
   ---------------------------------------

         In July and August 2000, we issued an aggregate of 230,001 shares of common stock to one individual upon exercise of options with an exercise price of $0.75 per share.

         Between July and September 2000, we issued an aggregate of 1,168,388 shares of common stock to four investors upon conversion of an aggregate of $530,000 of principal plus related interest on our convertible debentures.

         In August 2000, we issued 180,000 shares of common stock valued at $135,000 to a consultant for services rendered.

         In August 2000, we issued 30,000 shares of common stock valued at $22,500 to an employee who subsequently became a director of our company in exchange for services rendered.

         In September 2000, we issued 25,000 shares of common stock valued at $46,296 to one individual in exchange for services rendered.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to financial statements included elsewhere in this Annual Report on Form 10-KSB. This report and our consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.
The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We are an Internet-based provider of online delivery of films and books. Our Internet web site, www.KKRS.Net, is the portal to all of the proprietary content and web sites of our company, including www.CinemaPop.com and www.WordPop.com. Our films are accessible by Internet users at access rates from 56 kbps to broadband and are viewable on Pocket PCs. We have over 450 on-demand movies available with full-screen scalability and television quality. We have approximately 700 books online available. The books feature re-sizable type, the ability to turn pages without scrolling and the ability to search by word or phrase. In August 2000, we introduced a unique system whereby authors and publishers may interactively post books online for secure Internet distribution. Books may also be delivered from our web site to wireless handheld devices such as Pocket PCs and Palm(TM) handhelds.

         In addition to our Internet and e-commerce businesses, we design, manufacture and install ergonomic data control console systems for high-end computer command centers used by governmental agencies and Fortune 500 and other companies. Our customers have included NASA, the Federal Bureau of Investigation, the United States Navy, Bank of America, Mitsubishi and many others.

         Our company is a Nevada corporation that was incorporated on November 1, 1991 and is the sole stockholder of Kanakaris InternetWorks, Inc. Kanakaris InternetWorks, Inc. is the sole stockholder of Desience Corporation. Our common stock is currently traded on the OTC Bulletin Board under the ticker symbol "KKRS."

         To date, substantially all of our revenues have been derived through sales of our data control console systems. However, we have implemented a number of means through which we anticipate deriving a significant portion of our revenues from our Internet and e-commerce businesses in the future. Our current business strategy includes expansion of our data control console business and a significant emphasis upon developing and expanding our Internet and e-commerce businesses. In that regard, we anticipate deriving revenue from, among other sources:

         o   advertising fees;
         o sales of online, downloaded and print books and other written materials;
         o   movie subscription and pay-per-view fees;
         o   encoding services; and
         o   webcasting services.

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

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

         NET SALES. Net sales decreased $354,920 (37%) from $968,758 for the year ended September 30, 1999 to $613,838 for the year ended September 30, 2000. Net sales derived from our e-commerce business decreased $8,568 (27%) from $31,162 for the year ended September 30, 1999 to $22,594 for the year ended September 30, 2000. Net sales derived from our data control console business decreased $346,352 (37%) from $937,596 for the year ended September 30, 1999 to $591,244 for the year ended September 30, 2000. This decrease was primarily due to a decrease in sales of our OPCON Modular System, which we believe to be a result of fluctuations in the timing of orders for our data control console products caused by budget constraints and delayed receipt of expected funding by some prospective clients.

         GROSS PROFIT. Gross profit decreased $66,700 (22%) from a gross profit of $307,051 for the year ended September 30, 1999 to a gross profit of $240,351 for the year ended September 30, 2000. This decrease in gross profit was due primarily to the decrease in total sales noted above and increased expenditures in developing the foundation of our e-commerce business.

         OPERATING EXPENSES. Total operating expenses increased $5,577,225 (152%) from $3,673,250 for the year ended September 30, 1999 to $9,250,475 for the year ended September 30, 2000. This increase in total operating expenses was due primarily to an increase in consulting fees, marketing, advertising and investor relations costs, and other professional fees. Consulting fees increased $2,351,740 (176%) from $1,339,287 for the year ended September 30, 1999 to
$3,691,027 for the year ended September 30, 2000. Marketing, advertising and investor relations costs increased $1,454,784 (177%) from $822,306 for the year ended September 30, 1999 to $2,277,090 for the year ended September 30, 2000, primarily due to our increased consumer and trade advertising and marketing. Professional fees increased $926,693 (150%) from $616,282 for the year ended September 30, 1999 to $1,542,975 for the year ended September 30, 2000. Each of these operating expenses was paid primarily through the issuance of shares of our common stock to the service provider.

         INTEREST AND OTHER EXPENSE. Interest and other expense increased $3,790,921, from $175,661 for the year ended September 30, 1999 to $3,966,582 for the year ended September 30, 2000. This increase in other expense was due to the financing cost of issuing stock through convertible debentures.

         NET LOSS. Net loss increased $9,434,846 (266%) from $3,541,860 for the year ended September 30, 1999 to $12,976,706 for the year ended September 30, 2000. This increase in net loss was due to a combination of decreased sales, decreased gross profit, increased operating expenses, and increased interest and other expense, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. We also have available to us a $7,000,000 revolving line of credit from Alliance Equities which can be drawn upon by us for up to $500,000 per month, with interest to accrue at the rate of 10% per annum. However, during the fiscal year ended September 30, 2000 and through January 16, 2001, no amounts were outstanding under the line of credit.

         In January 2000, our convertible debentures that were outstanding as of December 31, 1999 were converted into an aggregate of 1,783,334 shares of our common stock, which shares were registered by us for resale by the purchasers.

         In February 2000, we issued $1,000,000 of our 10% Convertible Debentures due February 1, 2001, which were accompanied by warrants to purchase up to 300,000 shares of common stock. The net proceeds of that offering, after the payment of some related expenses, were $870,000. In March and April 2000, $750,000 of the principal amount plus interest was converted into shares of common stock. In June 2000, the remaining $250,000 of the principal amount plus interest was converted into shares of common stock. The shares of common stock issued upon conversion were registered by us for resale by the purchasers.

         In April and August 2000, we issued an aggregate of $4,500,000 of our 10% Convertible Debentures due May 1, 2001, which were accompanied by warrants to purchase up to an aggregate of 1,350,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $3,905,000. The shares of common stock underlying the debentures and warrants were registered by us for resale by the purchasers. As of January 9, 2001, $2,159,000 of the principal amount plus certain interest payments had been converted into shares of common stock.

         In January 2001, we issued $650,000 of 12% convertible debentures due January 5, 2002 to four accredited investors. The debentures were accompanied by warrants to purchase up to 3,900,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $631,500. We are obligated to register for resale by the investors the shares of common stock underlying the debentures and warrants. The debenture purchase documents provide that if certain conditions relating to the market price of our common stock are met, the investors will be obligated to purchase, and we will be obligated to issue, additional debentures in the aggregate principal amount of $650,000, within 30 days following the date that the registration statement covering the shares of common stock underlying the debentures and warrants is declared effective by the Securities and Exchange Commission. To the extent debentures issued by us are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         During the year ended September 30, 2000, we incurred a negative cash flow from operating activities of $4,238,186. As of September 30, 2000, we had a negative working capital of $3,158,417 and an accumulated deficit of $21,340,846. As of that date, we had $615,101 in cash and cash equivalents, $302,246 in accounts receivable, $205,000 in notes receivable from non-stockholders, a net value for our film library of $452,916 and accounts payable and accrued expenses of $797,992.

         Cash used in our operating activities totaled $4,238,186 for the year ended September 30, 2000, as compared to $1,231,233 for the year ended September 30, 1999. Cash used in our investing activities totaled $857,276 for the year ended September 30, 2000. Cash provided by our investing activities totaled $4,870 for the year ended September 30, 1999.

         Cash provided by our financing activities totaled $5,555,500 for the year ended September 30, 2000 and $1,376,011 for the year ended September 30, 1999. We raised $5,235,000 of the cash provided by financing activities during the year ended September 30, 2000 and $620,000 of the cash provided by financing activities during the year ended September 30, 1999 from the issuance of our convertible debentures.

         For the year ended September 30, 2000, we had net sales of $613,838 and a net loss of $12,976,706, of which loss $8,593,761 (66%) consisted of non-cash expenses. These non-cash expenses included $5,036,261 of common stock and options to purchase common stock that we issued to various individuals and entities as compensation for services rendered and a $3,257,500 non-cash expense relating to the issuance of our convertible debentures.

         In an effort to increase sales in our Internet business, we are implementing a variety of strategies, including posting online advertisements directed at executive management of other public companies. Other business strategies that we intend to implement including requiring online registration for all movie viewing on our web sites, soliciting monthly subscriptions and pay-per-view sales of movie viewing on our web sites, introducing revenue-sharing web partner programs and improving tracking of our market share. We believe that if we are successful in implementing these business strategies, we will generate increased revenues from this segment. Additionally, in order to reduce the cost of generating movie revenues, the Company plans to bring the encoding process for films in-house in conjunction with the development of its proprietary software.

         In an effort to increase sales of our data control console products, on June 30, 2000 we hired two exclusive sales representatives. In addition, we increased our original equipment manufacturing capacity by adding additional manufacturing representation and launched a new marketing campaign that included high-impact sales literature and a cutting-edge web site at www.desience.com. As of September 30, 2000, we had over $250,000 in purchase orders for our data control console products, all of which purchase orders were filled during the quarter ended December 31, 2000. We believe that if we are successful in implementing our business strategies for our module consoles segment, we will generate increased revenues from this segment.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our revolving line of credit with Alliance Equities, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products and services or hinder our ability to compete.

IMPACT OF YEAR 2000

         We have not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, we monitored our systems (both information technology and non-information technology) throughout the Year 2000, including the proper recognition of the leap year.

RISK FACTORS

WE HAVE INCURRED OPERATING LOSSES, EXPECT CONTINUED LOSSES AND MAY NOT ACHIEVE PROFITABILITY. IF WE CONTINUE TO LOSE MONEY, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

         Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of September 30, 2000, we had an accumulated deficit of $21,340,846. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business, especially our Internet-based business.

OUR COMMON STOCK IS SUBJECT TO SUBSTANTIAL DILUTION, AND WE MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD FURTHER DILUTE OUR STOCKHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS

         Historically, we have relied upon cash from financing activities and revenues generated from operations to fund all of the cash requirements of our company's activities. We have not been able to generate any significant cash from our operating activities in the past and cannot assure you that we will be able to do so in the future. As a result, we have issued securities that are convertible into or exercisable for a substantial number of shares of our common stock. We may also require additional financing. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also further dilute existing stockholders' equity. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS

         Our strategy envisions a period of rapid growth that may put a strain on our administrative and operational resources. While we believe that we have established an infrastructure to support growth, our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, financial condition and results of operations could be adversely affected.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN LITIGATION AGAINST US

         There is currently an extremely limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "KKRS." There can be no assurance that any regular trading market for our common stock will develop or, if developed, will be sustained. The trading prices of our common stock could be subject to wide fluctuations in response to:

         o        quarter-to-quarter variations in our operating results;
         o        material announcements of technological innovations;
         o        price reductions;
         o significant customer orders or establishment of strategic partnerships by us or our competitors or providers of alternative products and services;
         o general conditions in the Internet, e-commerce and data control console industries; or
         o        other events or factors, many of which are beyond our control.

         In addition, the stock market as a whole and individual stocks have experienced extreme price and volume fluctuations, which have often been unrelated to the performance of the related corporations. Our operating results in future quarters may be below the expectations of market makers, securities analysts and investors. In any such event, the price of our common stock will likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to our company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Any adverse determination in such litigation could also subject us to substantial liabilities.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

WE RELY HEAVILY ON OUR KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris. The loss of Mr. Kanakaris could have a material adverse effect on our company. We are the sole beneficiary of a term life insurance policy in the face amount of $8,000,000 covering Mr. Kanakaris. We have not entered into any employment agreement with Mr. Kanakaris or any other officer of our company.

ALTHOUGH INTERNET COMMERCE HAS YET TO ATTRACT SIGNIFICANT REGULATION, GOVERNMENT REGULATION MAY RESULT IN FINES, PENALTIES, TAXES OR OTHER COSTS OR CONSEQUENCES THAT MAY REDUCE OUR FUTURE EARNINGS

         The United States Congress has recently passed or is considering legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states have adopted and are considering Internet-related legislation and regulations. Governmental authorities in the United States and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws, and therefore are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary technology and intellectual property rights. We do not hold any patents. However, we believe that some of our proprietary technologies, including our CinemaWEAR(TM) ENCODING technology, our CinemaWEAR(TM) Wireless Delivery technology and our Embedded Electronic Commerce(TM) technology, could benefit from patent protection. Accordingly, we intend to file patent applications for those technologies with the United States Patent and Trademark Office. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technologies.

         We own, license or have otherwise obtained the right to use certain technologies incorporated into our web sites. We may receive infringement claims from third parties relating to our technologies. In such event, we intend to investigate the validity of any such claims and, if we believe the claims have merit, we intend to respond through licensing or other appropriate actions. Certain of these claims may relate to technology that we have licensed from third parties for incorporation into our web sites. In such event, we would forward these claims to the appropriate third party. If we were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from using that technology, incur substantial costs in redesigning our web sites that incorporate that technology, or incur substantial costs defending any legal action taken against us, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         We hold the Internet domain names "KKRS.Net," "WordPop.com," "NetBooks.com," "CinemaPop.com" and many others. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

IF COMMUNICATIONS TO OUR PRIMARY SERVERS ARE INTERRUPTED, OUR OPERATIONS COULD BE NEGATIVELY IMPACTED

         Our movies and general KKRS.Net web site are hosted on servers owned and operated by LMKI in Rancho Santa Margarita, California and by iBEAM Broadcasting Corporation in Sunnyvale, California. Our WordPop.com web site presently is hosted on a server owned and operated by Earthlink but may in the future be hosted on the third-party server in Rancho Santa Margarita, California. Although offsite backup servers are maintained by our hosts, all of our primary servers are vulnerable to interruption by damage from fire, flood, power loss, telecommunications failure, break-ins and other events beyond our control. We have, from time to time, experienced periodic systems interruptions and anticipate that these interruptions will occur in the future. If we experience significant system disruptions, our business, results of operations and financial condition would be materially adversely affected. We do not maintain business interruption insurance.

OUR COMPUTER INFRASTRUCTURE MAY SUFFER SECURITY BREACHES. ANY SUCH BREACHES COULD JEOPARDIZE CONFIDENTIAL INFORMATION TRANSMITTED OVER THE INTERNET, CAUSE INTERRUPTIONS IN OUR OPERATIONS OR CAUSE US TO HAVE LIABILITY TO THIRD PARTIES

         We rely on technology that is designed to facilitate the secure transmission of confidential information. Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information, including personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our insurance does not currently protect us against these losses. Any security breach would have a material adverse effect on our business, results of operations and financial condition.

CERTAIN PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS ALLOW CONCENTRATION OF VOTING POWER IN ONE INDIVIDUAL, WHICH MAY, AMONG OTHER THINGS, DELAY OR FRUSTRATE THE REMOVAL OF INCUMBENT DIRECTORS OR A TAKEOVER ATTEMPT, EVEN IF SUCH EVENTS MAY BE BENEFICIAL TO OUR STOCKHOLDERS

         Certain provisions of our Articles of Incorporation and Bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving our company that is not approved by our board of directors, even if such events may be beneficial to the interest of our stockholders. For example, Alex Kanakaris, our Chairman of the Board, President and Chief Executive Officer, is the holder of all of the authorized, issued and outstanding shares of our Class A Convertible Preferred Stock. Under our Articles of Incorporation, as amended and restated, each share of Class A Preferred Stock is entitled to, among other things, twenty non-cumulative votes per share on all matters presented to our stockholders for action. Consequently, Mr. Kanakaris may have sufficient voting power to control the outcome of all corporate matters submitted to the vote of our stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors (and, thereby, the qualification and appointment of officers of our company), and mergers and other business combinations involving our company. In addition, through his control of the board of directors and voting power, he may be able to control certain decisions, including decisions with respect to our company's dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by our company. In addition, the concentration of voting power in the hands of Mr. Kanakaris could have the effect of delaying or preventing a change in control of our company and may affect the market price of our common stock.

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements of our company and its subsidiaries are submitted as a separate section of this Annual Report on Form 10-KSB beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information appearing under the caption "Election of Directors," including the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance," contained in our definitive proxy statement for the 2001 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2000 is incorporated by reference into this item.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information appearing under the caption "Election of Directors," including the subcaption "Executive Compensation," contained in the Proxy Statement is incorporated by reference into this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information appearing under the caption "Election of Directors," including the subcaption "Security Ownership of Certain Beneficial Owners and Management," contained in the Proxy Statement is incorporated by reference into this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under the caption "Election of Directors," including "Certain Relationships and Related Transactions," contained in the Proxy Statement is incorporated by reference into this item.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)   Exhibits

         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------
         2.1................................Stock Purchase Agreement dated as of October 10, 1997 by and between Christel H. Uttenbogaart and Kanakaris
                                            InternetWorks, Inc.*

         2.2................................Acquisition Agreement dated as of November 25, 1997 between
                                            Big Tex Enterprises, Inc. and Kanakaris InternetWorks, Inc.*

         3.1................................Amended and Restated Articles of Incorporation of the
                                            Registrant*****

         3.2................................Amended and Restated Bylaws of the Registrant*****

         3.3................................Certificate of Secretary certifying amendment to
                                            Amended and Restated Bylaws of the Registrant adopted
                                            by the Registrant's Board of Directors on November 28, 2000

         10.1...............................Kanakaris Communications, Inc. 2000 Stock Option Plan*****(#)

         10.2...............................encoding.com Terms and Conditions and related purchase orders***

         10.3...............................Windows Media(TM) Technology Promotion Agreement dated
                                            February 18, 1999 between Microsoft Corporation and the
                                            Registrant*

         10.4...............................Memorandum of Understanding dated November 9, 1999 by and between Lain International and the Registrant

         10.5...............................Sublease Agreement dated as of October 8, 1999 by and between
                                            Belfiore-Fitzgerald and the Registrant*

         10.6...............................License Agreement dated as of February 18, 1999 between the
                                            Registrant and ION Systems, Inc.*

         10.7...............................First Amendment to License Agreement dated effective as of
                                            March 22, 1999 by and between the Registrant and ION
                                            Systems, Inc. *

         10.8...............................Agreement dated October 21, 1999 between eConnect and the
                                            Registrant*

         10.9...............................Memorandum of Understanding dated November 1, 1999 by and between SyCoNet.com Inc. and the Registrant*

         10.10..............................Promissory Note dated May 17, 2000 made by Alex Kanakaris in favor of the Registrant*****(#)

         10.11..............................Agreement for Payment of Royalties dated as of April 20, 2000 between the Registrant and John Clark*****

         10.12..............................Memorandum of Understanding dated February 25, 1999 between the Registrant and Alliance Equities*

         10.13..............................Memorandum of Understanding dated April 7, 1999 between the
                                            Registrant and Alliance Equities*

         10.14..............................Revolving Line of Credit Agreement dated as of December 10, 1999 by and between the Registrant and Alliance Equities***

         10.15..............................Memorandum dated December 28, 2000 from Alliance Equities to the Registrant extending Revolving Line of Credit Agreement

         10.16..............................Promissory Note dated May 19, 1997 made by Branch Lotspeich in favor of Kanakaris InternetWorks, Inc.*(#)




         10.17..............................Promissory Note dated February 26, 1997 made by Alex Kanakaris in favor of Kanakaris InternetWorks, Inc.*(#)

         10.18..............................Promissory Note dated September 30, 1997 made by Alex
                                            Kanakaris in favor of Kanakaris InternetWorks, Inc.*(#)

         10.19..............................Promissory Note dated April 7, 1997 made by John McKay in favor of Kanakaris InternetWorks, Inc.*(#)

         10.20..............................Promissory Note dated January 8, 1998 made by John McKay in favor of Kanakaris InternetWorks, Inc.*(#)

         10.21..............................Promissory Note dated January 8, 1998 made by Alex Kanakaris in favor of Kanakaris InternetWorks, Inc.*(#)

         10.22..............................Promissory Note dated January 8, 1998 made by Branch Lotspeich in favor of Kanakaris InternetWorks, Inc.*(#)

         10.23..............................Windows Media(TM) ICP Broadband Jumpstart Program Agreement
                                            dated effective as of December 7, 1999 between the Registrant and Microsoft Corporation*

         10.24..............................Promissory Note dated January 7, 2000 made by the Registrant in favor of Alex F. Kanakaris****(#)

         10.25..............................Promissory Note dated December 27, 1999 made by the Registrant in favor of Branch Lotspeich****(#)

         10.26..............................Non-Qualified Stock Option Agreement dated December 31,
                                            1999 between the Registrant and Alex F. Kanakaris****(#)

         10.27..............................Non-Qualified Stock Option Agreement dated December 31,
                                            1999 between the Registrant and Branch Lotspeich****(#)

         10.28..............................Non-Qualified Stock Option Agreement dated December 31,
                                            1999 between the Registrant and John R. McKay****(#)

         10.29..............................Second Amendment to License Agreement dated as of May 4,
                                            2000 by and between the Registrant and ION Systems, Inc.*****

         10.30..............................Windows Media(TM) ICP Broadband Jumpstart Program Agreement
                                            dated as of March 6, 2000 between the Registrant and
                                            Microsoft Corporation*****

         10.31..............................Convertible Debenture Purchase Agreement dated as of
                                            February 4, 2000 between the investors named therein
                                            and the Registrant****

         10.32..............................10% Convertible Debenture due February 1, 2001 made by the Registrant in favor of New Millennium Capital
                                            Partners II, LLC****

         10.33..............................10% Convertible Debenture due February 1, 2001 made by the Registrant in favor of AJW Partners, LLC****

         10.34..............................10% Convertible Debenture due February 1, 2001 made by the Registrant in favor of Bank Insinger de
                                            Beaufort****

         10.35..............................Stock Purchase Warrant dated as of February 4, 2000 issued by the Registrant to New Millennium Capital
                                            Partners II, LLC****

         10.36..............................Stock Purchase Warrant dated as of February 4, 2000 issued by the Registrant to AJW Partners, LLC****

         10.37..............................Stock Purchase Warrant dated as of February 4, 2000 issued by the Registrant to Bank Insinger de
                                            Beaufort****

         10.38..............................Stock Escrow and Security Agreement dated as of February 4,
                                            2000 between the Registrant, Owen Naccarato and the investors named therein****

         10.39..............................Registration Rights Agreement dated as of February 4, 2000 by and between the Registrant and the investors named
                                            therein****




         10.40..............................Convertible Debenture Purchase Agreement dated as of
                                            April 13, 2000 between the investors named therein
                                            and the Registrant*****

         10.41..............................10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of New Millennium Capital
                                            Partners II, LLC*****

         10.42..............................10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of AJW Partners, LLC*****

         10.43..............................10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of Bank Insinger de
                                            Beaufort*****

         10.44..............................10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of Equilibrium Equity, LLC*****

         10.45..............................Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to New Millennium Capital
                                            Partners II, LLC*****

         10.46..............................Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to AJW Partners, LLC*****

         10.47..............................Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to Bank Insinger de
                                            Beaufort*****

         10.48..............................Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to Equilibrium Equity, LLC*****

         10.49..............................Registration Rights Agreement dated as of April 13, 2000 by and between the Registrant and the investors named
                                            therein*****

         10.50..............................Stock Escrow and Security Agreement dated as of April 13,
                                            2000 between the Registrant, Owen Naccarato and the investors named therein*****

         10.51..............................Debenture Purchase Agreement dated as of August 5, 1999 between the Registrant and Alliance Equities*

         10.52..............................Kanakaris Communications, Inc. 10% Convertible Subordinated
                                            Debenture due August 4, 2000 made by the Registrant in
                                            favor of Alliance Equities*

         10.53..............................Registration Rights Agreement dated as of August 5, 1999 between the Registrant and Alliance Equities*

         10.54..............................Kanakaris Communications, Inc. 10% Convertible Subordinated
                                            Debenture due September 29, 2000 made by the Registrant
                                            in favor of the Payee named therein*

         10.55..............................Stock Escrow and Security Agreement dated as of November 1,
                                            1999 between the Registrant, Owen Naccarato and the Holder named therein*

         10.56..............................Registration Rights Agreement dated as of September 29, 1999 by and between the Registrant and the Purchaser named therein*

         10.57..............................Form of 10% Convertible Debenture due May 1, 2001 made in August
                                            2000 by the Registrant in favor of AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC and Equilibrium Equity, LLC

         10.58..............................Form of Stock Purchase Warrant dated as of August 2000 issued by the Registrant to AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC and Equilibrium Equity, LLC

         10.59..............................Securities Purchase Agreement dated as of January 5, 2001 by and among the investors named therein and the Registrant




         10.60..............................Form of Convertible Debenture due January 5, 2002 made by the Registrant in favor of AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol
                                            Investment Fund, Ltd.

         10.61..............................Registration Rights Agreement dated as of January 5, 2001 by and between the Registrant and the investors named
                                            therein

         10.62..............................Form of Stock Purchase Warrant dated as of January 5, 2001 issued by the Registrant to AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol
                                            Investment Fund, Ltd.

         21.1...............................Subsidiaries of the Registrant*

         27.1...............................Financial Data Schedule

---------------
# Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
* Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on November 19, 1999 (Registration No. 333-84909) and incorporated herein by reference
** Filed as an exhibit to the Registrant's Amendment No. 2 to Form SB-2 filed with the Securities and Exchange Commission on November 24, 1999 (Registration No. 333-84909) and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Amendment No. 3 to Form SB-2 filed with the Securities and Exchange Commission on December 21, 1999 (Registration No. 333-84909) and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on March 3, 2000 (Registration No. 333-31748) and incorporated herein by reference.
***** Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on June 12, 2000 (Registration No. 333-39102) and incorporated herein by reference.

(b)   Reports on Form 8-K

         None.

                          INDEX TO FINANCIAL STATEMENTS

  KANAKARIS WIRELESS (FORMERLY KANAKARIS COMMUNICATIONS, INC.) AND SUBSIDIARIES

                                                                           Page
                                                                           ----

Independent Auditor's Report................................................F-2

Consolidated Balance Sheets as of September 30, 2000 and 1999...............F-3

Consolidated Statements of Operations for the Years Ended September 30,
    2000 and 1999...........................................................F-5

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
    for the Years Ended September 30, 2000 and 1999.........................F-6

Consolidated Statements of Cash Flows for the Years Ended September 30,
    2000 and 1999...........................................................F-8

Notes to Consolidated Financial Statements as of September 30, 2000
    and 1999................................................................F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of:
   Kanakaris Wireless


We have audited the accompanying consolidated balance sheets of Kanakaris Wireless (formerly Kanakaris Communications, Inc.) and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kanakaris Wireless (formerly Kanakaris Communications, Inc.) and Subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/S/ WEINBERG & COMPANY, P.A.


Boca Raton, Florida
November 27, 2000


                                    KANAKARIS WIRELESS
                        (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                             AS OF SEPTEMBER 30, 2000 AND 1999
                             ---------------------------------

                                          ASSETS
                                          ------
                                                               2000           1999
                                                           -------------  -------------
CURRENT ASSETS
   Cash                                                    $    615,101   $    155,063
   Accounts receivable                                          302,246        154,110
   Inventory                                                      4,455              -
   Current maturities of note and loan receivable, net          102,500              -
   Current maturities of notes receivable -
    shareholders and related parties                            249,529         61,695
   Interest receivable                                           10,069          2,404
   Prepaid expenses                                             165,033         60,813
                                                           -------------  -------------

       Total Current Assets                                   1,448,933        434,085
                                                           -------------  -------------

PROPERTY AND EQUIPMENT
   Furniture and equipment                                       80,232         50,051
   Less: Accumulated depreciation                                30,356         12,718
                                                           -------------  -------------

       Total Property and Equipment                              49,876         37,333
                                                           -------------  -------------

OTHER ASSETS
   Note and loan receivable - non-current                       102,500              -
   Notes receivable - shareholders and related parties -
     non-current                                                 95,810        185,338
   Film library - net of amortization                           452,916              -
   Goodwill - net of amortization                               336,766        340,697
   Other                                                          1,400          2,850
                                                           -------------  -------------

       Total Other Assets                                       989,392        528,885
                                                           -------------  -------------

TOTAL ASSETS                                               $  2,488,201   $  1,000,303
                                                           =============  =============

               See accompanying notes to consolidated financial statements.


                                         KANAKARIS WIRELESS
                              (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                          AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  AS OF SEPTEMBER 30, 2000 AND 1999

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                          -------------------------------------------------

                                                                          2000          1999
                                                                      ------------  ------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $    797,992  $    933,210
   Convertible debentures                                                3,720,000       620,000
   Due to former shareholder of subsidiary                                  89,358        70,709
                                                                      ------------  ------------

       Total Current Liabilities                                         4,607,350     1,623,919
                                                                      ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     1,000,000 Class A Convertible issued and outstanding in
     2000 and 1999                                                          10,000        10,000
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     34,597,678 issued and outstanding in 2000, 25,958,050
     issued and 25,859,026 outstanding in 1999                              34,598        25,958
   Additional paid-in capital                                           19,178,359     7,907,746
   Accumulated deficit                                                 (21,340,846)   (8,364,140)
     Less subscriptions receivable (1,260,000 shares, common)               (1,260)       (1,260)
                                                                      ------------  ------------
   Total paid-in capital and accumulated deficit                        (2,119,149)     (421,696)
     Less cost of treasury stock (99,024 shares, common)                         -      (201,920)
                                                                      ------------  ------------

       Total Stockholders' Equity (Deficiency)                          (2,119,149)     (623,616)
                                                                      ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)               $  2,488,201  $  1,000,303
                                                                      ============= =============

                    See accompanying notes to consolidated financial statements.

                                         KANAKARIS WIRELESS
                              (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                           -----------------------------------------------
                                                                          2000              1999
                                                                     -------------     -------------
NET SALES                                                            $    613,838      $    968,758

COST OF SALES                                                             373,487           661,707
                                                                     -------------     -------------

GROSS PROFIT                                                              240,351           307,051
                                                                     -------------     -------------

OPERATING EXPENSES
   Executive compensation                                                 424,380           390,988
   Salaries                                                               253,900           111,671
   Employee benefits                                                       15,517             6,158
   Payroll taxes                                                           43,319            20,852
   Consulting fees                                                      3,691,027         1,339,287
   Royalties                                                                2,333            23,440
   Travel and entertainment                                               206,507           105,649
   Telephone and utilities                                                 62,630            43,846
   Marketing, advertising and investor relations                        2,277,090           822,306
   Professional fees                                                    1,542,975           616,282
   Rent                                                                    23,420            25,459
   Office and other expenses                                              199,689            89,143
   Equipment rental and expenses                                            3,485            11,558
   Insurance                                                               59,553            20,706
   Auto expense                                                               234               676
   Depreciation and amortization                                           66,091            33,135
   Bad debt provision                                                     313,000             1,000
   Taxes - other                                                            9,286             2,728
   Repairs and maintenance                                                      -             5,138
   Outside labor                                                           52,957                 -
   Bank charges                                                             3,082             3,228
                                                                     -------------     -------------

      TOTAL OPERATING EXPENSES                                          9,250,475         3,673,250
                                                                     -------------     -------------

LOSS BEFORE INTEREST AND OTHER INCOME (EXPENSE)                        (9,010,124)       (3,366,199)
                                                                     -------------     -------------

INTEREST AND OTHER INCOME (EXPENSE)
   Interest income                                                         16,526            10,215
   Dividend income                                                          5,563                 -
   Interest and financing expense                                      (4,238,671)         (208,641)
   Other income - debt forgiveness                                              -            25,607
   Settlement agreement - attorney                                        250,000                 -
   Loss on abandonment of assets                                                -            (2,842)
                                                                     -------------     -------------

      TOTAL INTEREST AND OTHER INCOME (EXPENSE)                        (3,966,582)         (175,661)
                                                                     -------------     -------------

NET LOSS                                                             $(12,976,706)     $ (3,541,860)
                                                                     =============     =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $       (.44)     $       (.15)
                                                                     =============     =============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED        29,858,415        22,945,540
                                                                     =============     =============

                    See accompanying notes to consolidated financial statements


                                                   KANAKARIS WIRELESS
                                        (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                     -----------------------------------------------

                                                                                                               Additional
                                Common Stock         Common Stock To Be Issued         Preferred Stock           Paid-In
                             Shares       Amount        Shares         Amount        Shares        Amount        Capital
                          -----------    --------    ------------     --------     -----------   ----------    -----------
Balance,
  September 30, 1998      19,179,636     $19,179       1,340,140    $   1,340       1,000,000    $  10,000     $5,155,362

Stock Issued For:

Cash                          50,000          50            -            -              -             -            12,450

Consulting services          941,000         941            -            -              -             -         1,221,814

Professional services        485,000         485            -            -              -             -           413,410

Advertising services         157,600         158            -            -              -             -           173,004

504 & 506 offering         3,979,674       3,980            -            -              -             -           739,531

Issuance of common
  stock                    1,340,140       1,340      (1,340,140)      (1,340)          -             -              -

Convertible debt -
  financing costs               -           -               -            -              -             -           195,000

Cancelled shares            (175,000)       (175)           -            -              -             -            (2,825)

Net loss 1999                   -           -               -            -              -             -              -
                          -----------    --------    ------------     --------     -----------   ----------    -----------

Balance,
  September 30, 1999      25,958,050      25,958            -            -          1,000,000       10,000      7,907,746

Stock Issued For:

Cash                         646,001         646            -            -              -             -           324,854

Accounts payable              73,516          74            -            -              -             -            52,936

Compensation                  40,000          40            -            -              -             -          (135,060)

Consulting services        2,021,000       2,021            -            -              -             -         2,040,502

Marketing,
  advertising and
  investor relations       1,090,236       1,090            -            -              -             -         1,277,126

Professional services        375,000         375            -            -              -             -           887,625

Converted debentures       4,393,875       4,394            -            -              -             -         2,804,508






                                              Treasury         Stock
                             Accumulated       Stock        Subscriptions
                               Deficit         Amount        Receivable        Total
                           --------------    ----------     ------------    -----------
Balance,
  September 30, 1998       $  (4,822,280)    $(201,920)     $    (1,260)    $  160,421

Stock Issued For:

Cash                                -             -                -            12,500
                                                  -
Consulting services                 -                              -         1,222,755

Professional services               -             -                -           413,895

Advertising services                -             -                -           173,162

504 & 506 offering                  -             -                -           743,511

Issuance of common
  stock                             -             -                -              -

Convertible debt -
  financing costs                   -             -                -           195,000

Cancelled shares                    -             -                -            (3,000)

Net loss 1999                 (3,541,860)         -                -        (3,541,860)
                           --------------    ----------     ------------    -----------

Balance,
  September 30, 1999          (8,364,140)     (201,920)          (1,260)      (623,616)

Stock Issued For:

Cash                                -             -                -           325,500

Accounts payable                    -             -                -            53,010

Compensation                        -          201,920             -            66,900

Consulting services                 -             -                -         2,042,523

Marketing,
  advertising and
  investor relations                -             -                -         1,278,216

Professional services               -             -                -           888,000

Converted debentures                -             -                -         2,808,902


                              See accompanying notes to consolidated financial statements.

                                                          F-6


                                                   KANAKARIS WIRELESS
                                        (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                     -----------------------------------------------


                                                                                                                 Additional
                                 Common Stock           Common Stock To Be Issued       Preferred Stock           Paid-In
                              Shares       Amount        Shares          Amount       Shares        Amount        Capital
                            ------------   --------    ------------     ---------    ----------    ----------    ------------
Convertible debt -
 financing costs                 -           -               -             -             -             -           3,257,500

Issuance of common
 stock options to
 consultants                     -           -               -             -             -             -             760,622

Net Loss 2000                    -           -               -             -             -             -                -
                            ------------   --------    ------------     ---------    ----------    ----------    ------------

BALANCE,
 SEPTEMBER 30, 2000          34,597,678    $34,598           -          $  -         1,000,000     $  10,000     $19,178,359
                            ============   ========    ============     =========    ==========    ==========    ============

                                              Treasury          Stock
                             Accumulated        Stock        Subscriptions
                               Deficit         Amount        Receivable         Total
                            --------------    ----------     ------------    ------------
Convertible debt -
 financing costs                    -             -                -           3,257,500

Issuance of common
 stock options to
 consultants                        -             -                -             760,622

Net Loss 2000                 (12,976,706)        -                -         (12,976,706)
                            --------------    ----------     ------------    ------------

BALANCE,
 SEPTEMBER 30, 2000         $ (21,340,846)    $   -          $    (1,260)    $(2,119,149)
                            ==============    ==========     ============    ============

                              See accompanying notes to consolidated financial statements.

                                                          F-7


                                                   KANAKARIS WIRELESS
                                        (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                                    AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                     -----------------------------------------------

                                                                                         2000                1999
                                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $(12,976,706)      $ (3,541,860)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of goodwill                                                                 27,580             26,003
  Depreciation and amortization                                                            38,511              7,132
  Organization costs written off                                                            1,450                  -
  Other income - debt forgiveness                                                               -            (25,607)
  Income from settlement agreement                                                       (250,000)                 -
  Loss on abandonment of assets                                                                 -              2,842
  Provision for bad debts                                                                 313,000              1,000
  Consulting, advertising, marketing, investor relations, professional fees and
     compensation incurred in exchange for common stock and treasury stock              4,275,639          1,756,812
  Common stock options issued to consultants                                              760,622                  -
  Convertible debt - financing costs                                                    3,257,500            195,000
  Convertible debt - marketing costs                                                      715,000                  -
  Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable                                                               (161,136)           (35,637)
       Inventory                                                                           (4,455)            10,122
       Prepaid expenses                                                                  (104,220)           (10,813)
       Advances to suppliers                                                                    -              7,839
       Interest receivable                                                                 (7,665)            14,279
     Increase (decrease) in:
       Accounts payable and accrued expenses                                             (123,306)           391,082
       Customer deposits                                                                        -            (29,427)
                                                                                     -------------      -------------

     Net cash used in operating activities                                             (4,238,186)        (1,231,233)
                                                                                     -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      (31,631)           (30,710)
  (Increase) decrease in notes receivable - shareholders and related parties              (98,306)            36,280
  Increase in security deposits                                                                 -               (700)
  (Increase) in loan receivable                                                          (300,000)                 -
  Note receivable repayments                                                               45,000                  -
  Acquisition of film library                                                            (472,339)                 -
                                                                                     -------------      -------------

     Net cash provided by (used in) investing activities                                 (857,276)             4,870
                                                                                     -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to former shareholder of subsidiary                                             (5,000)                 -
  Proceeds from convertible debt                                                        5,235,000            620,000
  Proceeds from sale of common stock and additional paid-in capital                       325,500            756,011
                                                                                     -------------      -------------

     Net cash provided by financing activities                                          5,555,500          1,376,011
                                                                                     -------------      -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          460,038            149,648

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                             155,063              5,415
                                                                                     -------------      -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                              $    615,101       $    155,063
                                                                                     =============      =============

                              See accompanying notes to consolidated financial statements.

                                                          F-8

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                 -----------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During the year ended September 30, 2000, the Company issued 3,486,236 shares of common stock for consulting, marketing, advertising, investor relations and professional services having a fair value of $4,208,739.

The Company distributed 99,024 of shares of treasury stock and issued 40,000 shares of common stock in lieu of compensation of $32,000 and $66,900, respectively.

During the year ended September 30, 2000, the Company issued 73,516 shares of common stock in exchange for the satisfaction of certain accounts payable having a value of $53,010.

During the year ended September 30, 2000, the Company recorded a note receivable in the amount of $250,000 which represented a legal settlement.

The Company has incurred a liability in the total amount of $89,358 in 2000 and $70,709 in 1999 which represents the amount due to the former sole shareholder of the Company's subsidiary pursuant to the acquisition agreement.

During the year ended September 30, 2000, the Company issued 967,500 common stock options to consultants for services with a fair value as computed under SFAS No. 123 using the Black-Scholes Model of $760,622.

During the year ended September 30, 1999, the Company issued 1,583,600 shares of common stock for consulting, professional and advertising services having a fair value of $1,806,812, of which $50,000 was for professional services that were prepaid at September 30, 1999.

          See accompanying notes to consolidated financial statements.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         (A) BUSINESS ORGANIZATION AND ACTIVITY
         --------------------------------------

         Kanakaris Wireless, which on June 2, 2000 changed its name from Kanakaris Communications, Inc. (formerly Big Tex Enterprises, Inc.) (the "Company"), was incorporated in the State of Nevada on November 1, 1991. The Company develops and supplies internet products for electronic commerce, and operates a subsidiary which designs and installs modular data control consoles.

         (B) BUSINESS COMBINATIONS
         -------------------------

         On October 10, 1997 (the "Acquisition Date"), Kanakaris Internetworks, Inc. ("KIW") consummated a Stock Purchase Agreement with the shareholder (the "Seller") of Desience Corporation ("Desience") to purchase 10,000 common shares representing 100% of its issued and outstanding common stock in exchange for a 4% royalty on the gross sales (after collection) of Desience subsequent to the Acquisition Date, to be paid monthly for as long as Desience remains in business or its products are sold. Pursuant to APB 16, since the seller has no continuing affiliation with the Company, the 4% royalty is accounted for as an increase to goodwill at the date the amount is determinable. In addition, the Seller shall receive 5% of funds which are to be allocated to Desience arising from KIW's next securities offering as a non-refundable advance on the royalty. As of September 30, 2000, no advances have been given. KIW will hold harmless the Seller from any claims, causes of action, costs, expenses, liabilities, and prior shareholder advances. Immediately following the exchange, Desience became a wholly owned subsidiary of KIW. The fair value of the assets and liabilities acquired pursuant to the acquisition of Desience was $148,776 and $468,120, respectively, which resulted in goodwill of $319,344 at the date of acquisition since no trademarks, copyrights, existing or identified long term requirement contracts or other intangibles existed at that date. Additions to goodwill resulting from the royalty for the years ended September 30, 2000 and 1999 were $23,649 and $39,722, respectively (See Note 1(H)).

         Desience is not a high technology company, but designs and installs specialized business furniture for a variety of industries utilizing base designs developed in 1985. No changes have been made or are contemplated to be made to the basic furniture design, with the exception of minor additions or accoutrements. Because of the relative stability of the design of the furniture, management considered the goodwill attributable to the acquisition to be greater than 10 years. However, because of the potential for changes to the basic design in the future, management decided that a life of 20 years was not appropriate. Consequently a 15-year life was adopted.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         On November 25, 1997, KIW and its stockholders (the ("Stockholders") consummated an acquisition agreement with Big Tex Enterprises, Inc. ("Big Tex"), an inactive public shell with no recent operations at that time, whereby the shareholders sold all of their preferred and common stock, which represented 100% of KIW's issued and outstanding capital stock, to Big Tex in exchange for 7,000,000 shares (6,000,000 common, 1,000,000 preferred) of Big Tex's restricted stock, representing 66.67% of the issued and outstanding common stock and 100% of the issued and outstanding preferred stock of Big Tex, aggregating 75% of the total voting rights (the "Exchange") (See Note 6). Big Tex was founded in 1991 for the purpose of lawful business or enterprise, but had been inactive since 1991. Immediately following the exchange, Big Tex changed its name to Kanakaris Communications, Inc., which was subsequently changed to Kanakaris Wireless.

         Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Accordingly, the Big Tex acquisition was accounted for as an acquisition of Big Tex by KIW and a recapitalization of KIW. The financial statements immediately following the acquisition are as follows: (1) the balance sheet includes KIW's net assets at historical costs and Big Tex's net assets at historical costs and (2) the statement of operations includes KIW'S operations for the period presented and Big Tex's operations from November 25, 1997.

         (C) PRINCIPLES OF CONSOLIDATION
         -------------------------------

         The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Kanakaris Internetworks Inc., and Desience. All significant intercompany balances and transactions have been eliminated in consolidation.

         (D) USE OF ESTIMATES
         --------------------

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         (E) CASH AND CASH EQUIVALENTS
         -----------------------------

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         (F) PROPERTY AND EQUIPMENT
         --------------------------

         Property and equipment are stated at cost and depreciated using the declining balance method over the estimated economic useful life of 5 to 7 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Depreciation expense for the years ended September 30, 2000 and 1999 was $10,806 and $7,132, respectively.

         (G) INVENTORIES
         ---------------

         Inventories at September 30, 2000 consisted of parts and finished goods and were recorded at the lower of cost or market, cost being determined using the first-in, first-out method.

         (H) FILM LIBRARY
         ----------------

         The cost to acquire and encode the Company's film library, which at September 30, 2000 aggregated $452,916, is being amortized on a straight-line basis over a 5 year period. Amortization expense for the year ended September 30, 2000 amounted to $19,423.

         (I) GOODWILL
         ------------

         Goodwill arising from the acquisition of Desience, as discussed in Note 1 (B) - Business Combinations, is being amortized on a straight-line basis over 15 years. Amortization expense for the years ended September 30, 2000 and 1999 was $27,580 and $26,003, respectively.

         (J) REVENUE RECOGNITION
         -----------------------

         Kanakaris Wireless produces revenues from the sale of monthly non-refundable subscriptions to its website for movies and books. Revenues are recognized as they are received.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         Desience, a wholly-owned subsidiary of the Company, produces revenues from product sales of business furniture and modular consoles and incidental revenues for installation and freight. Product sale revenue and freight revenues are recognized when the product is shipped. Installation revenues are recognized as work is completed.

         (K) EARNINGS PER SHARE
         ----------------------

         Earnings (loss) per share is computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." There were no common stock equivalents outstanding at September 30, 2000. The assumed exercise of common share equivalents was not utilized in 2000 since the effect was anti-dilutive.

         (L) INCOME TAXES
         ----------------

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Any available deferred tax assets arising from net operating loss carryforwards have been offset by a deferred tax valuation allowance on the entire amount (See Note 12).

         (M) CONCENTRATION OF CREDIT RISK
         --------------------------------

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash and cash equivalents.

         (N) NEW ACCOUNTING PRONOUNCEMENTS
         ---------------------------------

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133, as amended by Statements No. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

         The Company believes that its adoption of these pronouncements will not have any effect on the Company's financial position or results of operations.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         (O) FAIR VALUE OF FINANCIAL INSTRUMENTS
         ---------------------------------------

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

         The carrying amount of the Company's financial instruments, including accounts receivable, accounts payable, accrued liabilities, current debentures and amount due to the former Desience stockholder, approximates fair value due to the relatively short period to maturity for these instruments.

         (P) ADVERTISING COSTS
         ---------------------

         In accordance with the Accounting Standards Executive Committee Statement of Position 93-7 ("SOP 93-7"), costs incurred for producing and communicating advertising of the Company are charged to operations.

         (Q) STOCK OPTIONS
         -----------------

         In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations (See Note 8). The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123 (See Note 9).

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------

NOTE 2   NOTES RECEIVABLE - SHAREHOLDERS AND RELATED PARTIES
------   ---------------------------------------------------

The following is a summary of notes receivable at September 30, 2000 and 1999:
                                                                                           2000               1999
                                                                                       -------------     -------------
Notes receivable - Shareholder, unsecured.  Interest at 6.625% is payable              $     42,240      $     56,320
  beginning June 30, 1998 when all accrued interest will be due, then annually on each subsequent June 30.  Principal payments are due beginning December 31,
  1998 when one-fifth of the outstanding amount is due.  Subsequent payments are due one-fifth each December 31 until February 26, 2002 when all outstanding principal and interest is due.


Notes receivable - Shareholder, unsecured. Interest at 6.625% is payable beginning June 30, 1998 when all accrued interest will be due, then annually on each subsequent June 30. Principal payments are due beginning December 31,
  1998 when one-fifth of the outstanding amount is due. Subsequent payments are due one-fifth each December 31 until February 26, 2002 when all outstanding
  principal and interest is due.                                                             37,440            49,920

Notes receivable - Shareholder, unsecured. Interest at 6.625% is payable beginning June 30, 1998 when all accrued interest will be due, then annually on each subsequent June 30. Principal payments are due beginning December 31,
  1998 when one-fifth of the outstanding amount is due. Subsequent payments are due one-fifth each December 31 until February 26, 2002 when all outstanding
  principal and interest is due.                                                             17,399            23,198

Notes receivable - Shareholder, unsecured. Interest at 6.625% is payable beginning June 30, 1998 when all accrued interest will be due, then annually on each subsequent June 30. Principal payments are due beginning December 31,
  1998 when one-fifth of the outstanding amount is due. Subsequent payments are due one-fifth each December 31 until February 26, 2002 when all outstanding
  principal and interest is due.                                                             11,760            15,680

Note receivable - Shareholder, unsecured. Interest at 8%, principal and interest is payable in five annual installments of $38,250 beginning September 30,
  1998.  The note was prepaid through a portion of the year 2000.                            76,500           101,915

Note receivable - Shareholder, secured by 142,223 shares of the Company's common stock held by the shareholder. Interest at 7% is payable in full in May 2001 when all accrued and outstanding interest will be due. Principal payment is
  due in full in May 2001.                                                                  160,000              -
                                                                                       -------------     -------------
  Total Notes Receivable                                                                    345,339           247,033
  Less:  Current maturities                                                                 249,529            61,695
                                                                                       -------------     -------------

TOTAL NOTES RECEIVABLE - LESS CURRENT MATURITIES                                       $     95,810      $    185,338
                                                                                       =============     =============

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


The aggregate amount of related party notes receivable maturing in each of the four years subsequent to September 30, 2000 is as follows:

                    For the year ending September 30,
                 -------------------------------------

                                   2001                   $      249,529
                                   2002                           36,280
                                   2003                           36,280
                                   2004                           23,250
                                                          ---------------
                                                          $      345,339
                                                          ===============

NOTE 3   NOTE AND LOAN RECEIVABLE
------   ------------------------

         As a result of certain actions by its former securities attorney, which led, among other things, to the Company's recognition of a bad debt in the year ended September 30, 1998 of $300,000, the Company entered into a settlement agreement with the former attorney and received a $250,000 non-interest bearing promissory note dated February 3, 1999. The note was payable in monthly installments of $20,833 commencing February 15, 1999. The note was in default and the Company had recorded a bad debt allowance on the entire amount of the note as of September 30, 1999.

         During the year ended September 30, 2000, the Company received $45,000 in payments from the former securities attorney and believes that the balance of the note, in the amount of $205,000, will be fully collectible under a new repayment agreement by March 2003. Therefore, the Company reinstated the note in the amount of $250,000 during the year ended September 30, 2000. The new monthly payments were originally scheduled to begin in January 2000 in the amount of $5,694.44 per month. This repayment schedule was subsequently revised on December 1, 2000, calling for payments in the amount of $6,000 per week. As of December 28, 2000 the Company has received four payments aggregating $24,000 under the revised repayment schedule.

         On August 3, 2000, the Company executed a non-binding letter of intent relating to the acquisition of all of the outstanding shares of stock of PCS Link, Inc., a California Corporation dba Greenwood & Hall. The letter of intent provided, among other things, that the Company would issue 3,000,000 shares of restricted common stock to the sellers at the closing and would be obligated to issue an additional 2,000,000 shares of restricted common stock approximately one year later if certain performance criteria were met. In addition, the letter of intent provided that the Company would be required to provide Greenwood & Hall with working capital of $1,200,000 over the next twelve months, of which $300,000 had already been advanced.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         As of October 2000 the letter of intent effectively has been cancelled and the Company is due $300,000 for the funds previously advanced. A dispute exists between the parties with regard to the period of time over which the loan may be repaid. The Company wants the loan to be repaid within one year, but Greenwood & Hall wants to repay the loan over a two year period. The Company and Greenwood & Hall are currently in negotiations to resolve this dispute. As of September 30, 2000, the Company is accounting for such advances as a demand loan. The loan is collateralized by 25% of the outstanding common stock of Greenwood & Hall. The ability of the Company to recover these advances and the value of the loan's collateral is in doubt, therefore, a bad debt allowance for the entire amount of the loan has been recorded at September 30, 2000. If the dispute is not resolved in a timely manner, management may bring a legal action against Greenwood & Hall.

         The aggregate amount of the note receivable maturing in each of the two years subsequent to September 30, 2000 is as follows:

                    Year Ending September 30,                     Amount
                 ------------------------------------       -----------------

                              2001                          $        102,500
                              2002                                   102,500
                                                            -----------------
                                                            $        205,000
                                                            =================

NOTE 4   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         (A) LEASES
         ----------

         On October 8, 1998 the Company, as subtenant, entered into a sublease agreement with the then existing tenant of the Company's headquarters space commencing on October 15, 1998. The term of the sublease was through and including the end of the original term of the tenant's lease of the premises, which was August 20, 2000. The monthly rent on this sublease was $1,512 through August 20, 1999 at which time it increased to $1,579 a month until August 20, 2000. As of September 30, 2000, the Company occupies the same facilities under a month to month rental agreement. Rent expense for the years ended September 30, 2000 and 1999 was $23,420 and $25,459, respectively.

         (B) LEGAL ACTIONS
         -----------------

         On September 15, 1999, an individual filed a complaint against the Company and the executive who is the Chairman of the Board, President, and Chief Executive Officer of the Company in Los Angeles Superior Court alleging breach of contract and fraud. The fraud claim was based primarily on alleged misrepresentation and concealment involving a consulting agreement between the Company and the individual. The individual alleged that he was entitled to certain stock options, of which 75% of the option price allegedly was already deemed paid in

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------

         exchange for services allegedly rendered to the Company. The individual attempted to exercise the options for the purchase of a certain number of shares to which he claimed to be entitled pursuant to the agreement. The claims against the Company executive were dismissed. The case was submitted for mediation, and a hearing was held resulting in the Company and the individual entering into a Settlement Agreement and General Release on November 1, 2000 whereby the Company agreed to pay $24,000 to the individual and his attorney in three equal installments of $8,000. As of September 30, 2000, no payments had been made. As of the date of this report, the first payment of $8,000 was made leaving a balance of $16,000. Two additional payments of $8,000 each are due on March 1, 2001 and July 1, 2001. The financial statements include a $24,000 accrued liability for these consulting services as of September 30, 2000.

         On October 14, 1999, an Illinois corporation filed suit against the Company and the Company's stock transfer agent and registrar, in the Circuit Court of Cook County, Illinois. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. In the complaint, the Illinois Corporation sought damages in excess of $50,000 under breach of contract and various other state law theories in connection with the Company's unwillingness to permit them to transfer shares of the Company's common stock held by the Illinois corporation. The Company believes that the shares were wrongfully converted by a predecessor to the Illinois corporation. The Company engaged counsel to analyze the complaint and vigorously defend the Company against all of the Illinois Corporation's claims.

         The Company also counterclaimed against the Illinois corporation and commenced a third-party action against its three affiliates. In the Company's counterclaim and cross-claims, it sought injunctive relief to block any further transfer of the converted shares held by any of the aforementioned parties, and damages for, among other things, breach of a consulting agreement, for fraud, conversion and unjust enrichment. The Company intends to vigorously pursue all available remedies against the aforementioned parties.

         The Illinois corporation and its affiliates countered by attempting to assert claims against the Company in a separate action in Utah. In the Utah action, the parties were challenging the Company's right to block their transfer of the stock at issue and attempting to recover for damage they claim to have suffered in the interim. The Utah action, however, was promptly stayed by that court in favor of the action currently pending in Illinois.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------

         The stock at issue was in the hands of the Company's transfer agent and a stock brokerage firm that clears the trades of introducing brokers. Both of these parties filed actions for interpleader, by which they were prepared to tender to the court the stock certificates to which the Company and the Illinois corporation are each laying claim. In July 2000, that tender was effectuated, and the claims asserted by and against the transfer agent and brokerage firm were dismissed. The stock, therefore, has been and will remain issued in the name of the United States District Court until the dispute is resolved.

         (C) SECURITIES AND EXCHANGE COMMISSION INQUIRY
         ----------------------------------------------

         On August 9, 1999, as the result of an informal inquiry, a final judgement of permanent injunction and other relief was entered into by the Securities and Exchange Commission in connection with the sale of shares of the Company in 1996 and 1997. The Company's President and former Vice President each paid a $25,000 civil penalty, and without admitting or denying any guilt involving any alleged violations agreed pursuant to the settlement not to take any actions that would violate federal securities laws in conjunction with the offer, purchase or sale of securities.

         (D) LETTERS OF INTENT
         ---------------------

         On November 1, 1999, the Company signed a Memorandum of Understanding with SyCoNet.com, Inc. ("SyCoNet"). SyCoNet will make available all properties which it has internet online distributions rights to, both now and in the future, for direct over the internet delivery by the Company. The Company will incur encoding and bandwidth charges for those properties which it exercises its option to deliver over the internet, and will pay SyCoNet 70% of the online access gross fees and 25% of the product specific gross advertising fees pertaining to this product. SyCoNet.com, Inc. is currently being restructured and once this process is completed they will be able to fulfill their obligation under the memorandum of understanding.

         On November 9, 1999, the Company signed a Memorandum of Understanding with Lain International ("Lain"). Lain will make available to the Company all Spanish language, Spanish dubbed and Spanish sub-titled films for which it has internet distribution rights. The Company will create a KKRS web channel devoted exclusively to these titles. The Company will maintain web visit status, accounting, and will pay Lain royalties on at least a quarterly basis, in an amount of 50% of the gross share of advertising, subscription and pay-per-view fees for the channel devoted to Lain films, minus 50% of encoding, bandwidth and advertising charges. As of September 30, 2000 both parties are meeting their obligations under this memorandum of understanding. For the year ended September 30, 2000, $10,000 has been paid and charged to operations under this agreement.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------

         (E) LICENSE AGREEMENT
         ---------------------

         On February 18, 1999, the Company entered into a License Agreement ("Agreement") with ION Systems, Inc. ("ION"), a Missouri corporation. The Agreement is through December 31, 2004, and thereafter will be renewable automatically for additional renewal terms of five years each, ending on December 31 of each fifth year. Under the terms of the Agreement, as amended to date, ION grants to the Company a license to use its products, the E*Web (R) and the X*Maker (R) computer software enabling the secure downloading and viewing of websites, for or in connection with the Company's websites. The two parties agreed that the software may be used solely for the publishing, displaying, promoting, marketing, offering and selling for a fee of certain specified book categories as well as of products or services listed in the books published. The aforementioned activities are meant to be offered directly to customers and end users using the facilities of a website. No geographic or territorial restrictions apply to the use of the software. The agreed fee for each book conversion performed by ION will be $100, and the royalties for each book sale and product sale shall be 12% and 5% respectively, of the gross revenue. Furthermore, ION shall have the right to buy 100,000 shares of the Company's common stock at a price of $0.30 per share at any time between June 1, 1999 and December 31, 2005, 175,000 shares at $.01 until May 1, 2003, and 87,500 shares at $1.295 until May 1, 2003.

         In addition, on May 23, 2000, the Company agreed to pay ION $55,000 for software which will provide for the sale of electronic books on line. As of June 30, 2000, the required payment under this agreement was paid and charged to cost of sales account.

         (F) SERVICE AGREEMENTS
         ----------------------

         The Company signed an agreement with ValueClick in January 2000 whereby ValueClick will drive advertisers to the Company's website. The Company receives $.20 each time a customer clicks on a ValueClick-served ad. The Company will also receive $.03 per click whenever a customer clicks on a KKRS-referred website.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         In February 2000, the Company entered into an agreement with Wave Systems Corp. which provides the transactional capability to enable the Company to implement the subscription and pay-per-view revenue collection portion of its internet-based business plan.

         On March 1, 2000, the Company entered into a one-year agreement with Sonar Network, a business unit of Double Click, Inc. ("Doubleclick"), to sell media space on the Company's various websites for the display of advertising. The Company will receive 50% of the net revenues generated from the sale of advertisements.

         In June 2000, the Company entered into a one-year agreement with the Fortino Group, Inc. Based upon the terms of the contract, the Fortino Group will provide media relations services in connection with the marketing and promotion of the Company's business, products and/or services. The Company will pay approximately $300,000 for these services. As of September 30, 2000, $108,706 of this amount has been paid and charged to operations.

         (G) INTERNET DATA CENTER SERVICES AGREEMENTS
         --------------------------------------------

         Effective August 9, 1999, the Company entered into an agreement with Microsoft Corporation whereby Microsoft will promote certain of the Company's web sites in consideration for the Company's promotion of specified Microsoft (R) Windows Media Technology (TM) on the Company's web sites through December 30, 2001. No expense or income has been recorded by the Company for the years ended September 30, 2000 and 1999 relating to this agreement because under APB No. 29, Accounting For Non-monetary Transactions, the fair values of such web site promotions are not determinable within reasonable limits.

         On August 23, 1999, the Company entered into a one-year agreement with ScreamingMedia, Inc. to receive daily customized content update for the Company's web site. Under the terms of this agreement, the Company paid ScreamingMedia $12,000, of which $3,000 was paid in August 1999. The balance of $9,000 was payable in twelve monthly installments of $750.

         On November 17, 1999, and effective December 7, 1999, the Company entered into an agreement with Microsoft Corporation. Microsoft will assist the Company with the development of an audio/video enhanced website which delivers timely and relevant audiovisual content using Windows Media (TM) Technologies in a broadband network infrastructure.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         On March 6, 2000, the Company entered into a one year Jumpstart Program Agreement with Microsoft whereby Microsoft will assist the Company with the development of an audio/video enhanced website which delivers timely and relevant audiovisual content. No expense or income has been recorded by the Company relating to this agreement because under APB No. 29, Accounting for Non-monetary Transactions, the fair values of such website promotions are not determinable within reasonable limits.

         On March 10, 2000, the Company entered into a Webcast Distribution Agreement with iBeam Broadcasting Corporation ("iBeam"). IBeam will distribute and promote certain portions of Kanakaris content and internet websites.

         On April 20, 2000, the Company entered into a distribution agreement with John Clark for the internet distribution rights to his book "Dead Angel" which book pertains to Clark's relationship to Jerry Garcia. Kanakaris paid $7,000 to support completion of the book and $6,000 in expenses for promotional interviews with Cliff Garcia and others as well as a promotional party that was webcast on the Kanakaris website and made into a videotape. In consideration of this, Clark agreed to pay to the Company in perpetuity a 50% royalty on the gross sales of the book on the internet and to pay to the Company 50% of all royalties generated for two years by the book, interview and party video, as well as all other ancillary rights.

         In May 2000, the Company entered into an agreement with Meiselman-Rede Media Group ("MRMG"). Based upon the terms of the agreement, the Company paid MRMG $100,000 in exchange for the future internet distribution rights to the first sixteen two-minute duration episodes of a project known as "Paris Falls". The $100,000 payment has been accounted for as a prepaid expense. As of September 30, 2000 the Company has received six of the episodes and charged $37,500 against operations. Under the terms of a second agreement with MRMG, the Company paid $100,000 in May 2000 for the exclusive internet distribution rights to a film known as "LA River Story" and the right to receive 50% of the sums actually received by MRMG from the exploitation of this film in all types of media.

         In June 2000, the Company entered into a six-month agreement with Stockcom International, Inc. whereby the Company will receive various advertisement services in exchange for $28,000, $4,000 due upon signing and $4,000 per month thereafter. As of September 30, 2000, the Company has received three months of service and charged $12,000 against operations.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         On August 25, 2000, the Company entered into a co-distributor agreement with Softorbit.com, Inc. The terms of the agreement are for the Company to obtain the exclusive worldwide rights and royalty-free status to co-distribute Softorbit.com, Inc. content on the Company's website during the term of six months from the effective date of the agreement, and upon termination of the exclusive rights, the agreement shall remain in force on a non-exclusive basis for an additional forty-two months.

         During the term of co-distribution rights, the Company is permitted the right to edit, copy, excerpt, revise, digitize, encode, host, publicly display, show, broadcast, perform, promote and otherwise use and make available on and through the World Wide Web, the internet and the Company's channel sites. In consideration for the co-distribution authorization and rights, the Company paid $10,000 upon the execution of the agreement. As of September 30, 2000, $10,000 has been paid and charged to operations under this agreement.

         (H) INTERNET CONTENT PROVIDER AGREEMENTS
         ----------------------------------------

         Effective August 1, 1999, the Company entered into an agreement with InXsys Corporation (InXsys) granting the Company the right to incorporate InXsys's Aggregated ClassiFIND On-Line Classifieds, Buy Sell Bid On-Line Personals Co-Branded Services as Revenue-Generating and Traffic-Building Content within the Company's Website by placement of one or more hotlinks and/or banners to the InXsys sites. Under the terms of this agreement, the Company shall receive a referral commission equal to a percentage, as defined in the agreement, of the net user fees collected.

         On May 29, 2000, the Company entered into an agreement with Tribune Media Services, Inc. ("TMS"). Under the agreement TMS will provide movie title and background information to be viewed in conjunction with the Company's on line movies. The agreement is for 600 movies for a fee of $2.50 per movie.

         (I) LETTER OF INTENT - FINANCIAL SERVICES
         -----------------------------------------

         On October 21, 1999, the Company entered into an agreement with eConnect to enter into a joint venture and strategic alliance to be called Internet Cash Programming ("ICP"). ICP will enable the consumer the ability to purchase programming by same-as-cash, or by enhanced credit card payments. ICP shall be formed as a Nevada corporation and shall authorize 1,000,000 shares of stock of which the Company will receive 400,000 shares, eConnect will receive 400,000 shares and 200,000 shares will remain in ICP treasury. The Company shall retain managing control of ICP. All profits of ICP will be equally split between eConnect and the Company. As of September 30, 2000 a joint venture agreement with eConnect has not been executed.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         (J) PUBLIC RELATIONS
         --------------------

         (i) On September 19, 2000, the Company entered into a public relations agreement with Crier Communications, Inc., a company that has agreed to provide the Company with guidance in public relations development on a month to month basis. The agreement is for $12,500 per month. As of September 30, 2000, no fees had been charged to operations and no services had been performed. On October 27, 2000, the Company paid $10,000 to Crier Communications, Inc. as a retainer due in order to secure future services.

         (ii) On October 20, 1999, the Company entered into an agreement with Multi-Media Productions to produce an interview-style video presentation for corporate marketing. The Company paid and charged to operations $47,000 during the year ended September 30, 2000 in connection with this agreement.

         (K) INVESTOR RELATIONS
         ----------------------

         On September 20, 2000, the Company entered into an investor relations program with WallStreetWebcast.Com. The program is designed to introduce the Company's concept to investment professionals. The cost for the program was $12,500. As of September 30, 2000, $12,500 had been paid and charged to operations.

         (L) CONSULTING
         --------------

         (i) On September 26, 2000, the Company entered into a consulting agreement with an individual to provide financial advisory services. The consultant will be used for general business matters with a goal to furthering the Company's business strategies. The term of the agreement is for twelve months from the effective date of the agreement.

                  In consideration for services to be rendered, the Company issued 500,000 non-qualified stock options which vested immediately upon the execution of the consulting agreement. The options expire 5 years from the effective date of the option agreement. The exercise price of the option is equal to the lesser of (i) $.73 and (ii) the average of the lowest three trading prices during the twenty trading days immediately prior to the exercise of the options, discounted by 35%.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         (ii) On October 1, 2000, the Company entered into a memorandum of understanding with an individual who would provide a complete turnkey set of text, graphics, audio, video and database materials upon which a website may be created by the Company. The initial term of the agreement is for three months, during which time the individual will provide complete editorial comment with dynamic features such as interviews with prominent individuals for the website.

                  The services rendered and to be rendered will total $30,000, payable in three equal installments of $10,000 each. As of September 30, 2000, no services had been rendered. Subsequent to September 30, 2000 and as of the date of this report, $10,000 has been paid and charged to operations.

NOTE 5   REVOLVING LINE OF CREDIT
------   ------------------------

         On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement ("the Agreement") with Alliance Equities Inc. ("Alliance"), a Florida-based venture capital firm. Under the terms of the Agreement, as amended to date, Alliance will make available through December 10, 2001, a $7 million revolving line of credit with interest on the unpaid principal at 10% per annum. Under the terms of the Agreement, the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to the Lender. Additionally the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. Furthermore, in a separate Memorandum of Agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of stock or credit towards the purchase of stock. See Note 11(A) for issuance of convertible debt to Alliance. As of September 30, 2000, no amounts were outstanding under this line of credit.

NOTE 6   PREFERRED STOCK
------   ---------------

         The Company's Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock. The 1,000,000 shares of preferred stock issued in connection with the Big Tex business combination discussed in Note 1 (B) are convertible to common stock at an initial conversion rate of one share of common stock per share of Class A convertible preferred stock. Initially, each share of preferred stock was entitled to,among other things, three non-cumulative votes per share on all matters presented to the Company's stockholders for action. At a special meeting of the Company's stockholders held on May 24, 2000, the holders of the Company's preferred stock and common stock agreed to amend the Company's Articles of Incorporation so that the voting rights of the preferred stock were increased from 3 votes per share to 20 votes per share. As a result of this increase in voting rights, the Chairman of the Board, who is President and Chief Executive Officer, became entitled to exercise voting control over the Company.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


NOTE 7   PRIVATE PLACEMENTS
------   ------------------

         During the years ended September 30, 2000 and 1999 in non-public offerings, the Company completed private placements wherein it sold to investors an aggregate of 616,001 and 4,267,436 common shares for cash of $303,251 and $619,540, respectively. Additionally, during 2000 and 1999 the Company issued common shares in lieu of compensation and for outside services.

NOTE 8   STOCK INCENTIVE PLANS AND EMPLOYEE STOCK OPTIONS
------   ------------------------------------------------

         During the year ended September 30, 2000, the Board of Directors terminated the Company's 1999 stock incentive plan which had been adopted on July 9, 1999. As a result of this termination, the 2,350,000 options granted under this plan were cancelled.

         Effective as of May 24, 2000, the Company's Board of Directors and stockholders adopted a new stock option plan, entitled the 2000 Stock Option Plan (the "Plan"). The Plan was developed to provide a means whereby designated officers, employees and non-employee directors of the Company and its subsidiaries and employees of companies who do business with the Company may be granted incentive or non-qualified stock options to purchase common stock of the Company.

         The Plan authorizes the issuance of options to purchase up to an aggregate of 3,000,000 shares of the Company's common stock. Incentive stock options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date the option is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an incentive stock option granted to an optionee who owns more than 10% of the total voting securities of the Company on the date of grant, such exercise price shall not be less than 110% of fair market value on the date of grant, and the option period may not exceed five years. Non-qualified stock options granted under the Plan must have an exercise price of not less than 85% of fair market value of the common stock on the date the option is granted. Options may be exercised during a period of time fixed by the committee that administers the Plan, except that no option may be exercised more than 10 years after the date of grant.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         Effective May 25, 2000 and August 2, 2000, the Company's Board of Directors approved grants of 1,950,000 and 962,500 options, respectively, under the Plan to various officers, directors and employees. Additionally, effective as of May 4, 2000, 87,500 options were granted under the Plan non-employee consultants (See Note 9).

         Effective December 31, 1999, the Company's Board of Directors also approved grants of 3,920,000 options to various officers, directors and employees outside of any stock option plan. Additionally, 300,000 options were granted to non-employee consultants outside of any stock option plan (See Note 9).

         For financial statement disclosure purposes, the fair market value of each stock option granted on December 31, 1999 was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.75%, volatility of 87% and expected term of three years.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for options issued to employees, officers and directors under the plans for the years ended September 30, 2000 and 1999. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value basis at the grant dates for awards under the plans, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net loss for the years ended September 30, 2000 and 1999 would have been increased to the pro-forma amounts indicated below.

                                                               2000            1999
                                                          -------------- ---------------

         Net loss                         As reported     $ (12,976,706)  $  (3,541,860)
                                          Pro forma       $ (15,725,139)  $  (3,844,673)
         Net loss per share (basic
         and diluted)                     As reported     $        (.44)  $       (0.15)
                                          Pro forma       $        (.52)  $       (0.17)

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net loss for future years due to, among other things, the effects of vesting.

         A summary of the Company's Stock Option Plans as of September 30, 2000 and changes during the year is presented below:

                                                                                    Weighted Average
                                                               Number of Options     Exercise Price
                                                               ------------------   ----------------
         Stock Options
         -------------
            Balance at beginning of period                            2,350,000     $         0.22
            Cancelled                                                (2,350,000)    $        (0.22)
            Granted                                                   2,912,500     $         0.73
            Exercised                                                      -                  -
            Forfeited                                                      -                  -
                                                               -----------------    ---------------
            Balance at end of period                                  2,912,500     $         0.73
                                                               =================    ===============

            Options exercisable at end of period                      2,912,500     $         0.73
                                                               =================    ===============

            Weighted average fair value of options granted
               during the period                                                    $         0.54
                                                                                    ===============

         The following table summarizes information about stock options outstanding at September 30, 2000:

                               Options Outstanding                                        Options Exercisable
-----------------------------------------------------------------------------    --------------------------------
                                                Weighted
                            Number              Average           Weighted           Number            Weighted
                         Outstanding at        Remaining           Average       Exercisable at        Average
      Range of           September 30,        Contractual         Exercise        September 30,        Exercise
    Exercise Price            2000                Life              Price             2000              Price
    ---------------     ----------------     ---------------    -------------    ---------------     ------------
    $         0.71            1,950,000            10 Years     $       0.71          1,950,000      $      0.71
    $         0.75              962,500            10 Years             0.75            962,500             0.75
    ---------------     ----------------                        -------------    ---------------     ------------
    $  0.71 - 0.75            2,912,500                         $       0.73          2,912,500      $      0.73
    ===============     ================                        =============    ===============     ============

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


NOTE 9   COMMON STOCK OPTIONS ISSUED FOR CONSULTING AND OTHER SERVICES
------   -------------------------------------------------------------

         The Company issued 300,000 common stock options on December 31, 1999, at an exercise price of $.52 per share as consideration for consulting services. The fair market value of the options, aggregating $91,351, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 5.75%, expected option life 3 years. The $91,351 was charged to consulting expense at the grant date (See Note 8).

         The Company issued 250,000 common stock options on January 12, 2000, at an exercise price of $.25 per share as consideration for consulting services. The fair market value of the options, aggregating $322,268, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 5.75%, expected option life 3 years. The $322,268 was charged to consulting expense at the grant date.

         The Company issued 330,000 common stock options on January 13, 2000, at an exercise price of $1.31 per share as consideration for consulting services. The fair market value of the options, aggregating $287,294, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 5.75%, expected option life 3 years. The $287,294 was charged to consulting expense at the grant date.

         The Company issued 87,500 common stock options on May 4, 2000, at an exercise price of $1.30 per share as consideration for consulting services. The fair market value of the options, aggregating $59,709, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 5.75%, expected option life 3 years. The $59,709 was charged to consulting expense at the grant date (See Note 8).

NOTE 10  COMMON STOCK RESALE REGISTRATIONS
-------  ---------------------------------

         In January 2000, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 whereby 866,667 shares of the Company's common stock underlying convertible debentures described in Note 11(A) were registered for resale by Alliance Equities, Inc.

         In March 2000, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 whereby 2,568,046 shares of the Company's common stock underlying convertible debentures and warrants issued in 1999 and described in Note 11(B) were registered for resale by the holders of the debentures and warrants.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         In July 2000, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 whereby 15,231,886 shares of the Company's common stock underlying portions of the convertible debentures and warrants issued in 2000 and described in Note 11(B) and
         Note 11(C) were registered for resale by the holders of the debentures and warrants. In addition, the 816,667 shares registered in January 2000 and 1,293,204 of the shares registered in March 2000 were carried forward onto this registration statement.

         As described in Note 14(B), the Company is obligated to register for resale shares of common stock that are issuable in connection with its January 2001 debenture offering.

NOTE 11  CONVERTIBLE DEBT
-------  ----------------

         (A) ALLIANCE EQUITIES
         ---------------------

         In order to provide working capital and financing for the Company's expansion, on August 5, 1999 the Company entered into an agreement with Alliance Equities ("the Purchaser") whereby the Purchaser acquired $520,000 of the Company's 10% Convertible Subordinated Debentures, due August 4, 2000.

         The Purchaser converted the debenture and accrued interest to common stock during the year ended September 30, 2000 at a conversion price of $0.60 per share.

         The debenture contained a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price would be adjusted as stipulated in the agreement. Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to $130,000 in 1999. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

         (B) ADDITIONAL DEBENTURE INVESTORS
         ----------------------------------

         In order to provide working capital and financing for the Company's expansion, on various dates during 1999 and 2000 the Company entered into several agreements with four accredited investors the ("Purchaser") whereby the Purchaser acquired $550,000, $500,000 and $3,500,000 of the Company's 10% Convertible Debentures, due September 29, 2000, February 1, 2001 and May 1, 2001, respectively.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         The Purchaser converted the 1999 debentures and accrued interest into shares of common stock at a conversion price equal to $.60 per share. The Purchaser has converted portions of the 2000 debentures and accrued interest at various times at the initial conversion price which was equal to the lesser of $.97 and 66.66% of the average closing bid price during the 20 trading days immediately preceding the conversion dates.

         The debentures contain a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price shall be adjusted as stipulated in the agreement. Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to $2,977,500 in 2000 and $65,000 in 1999. There is no amortization period for these financing costs since the debentures are convertible immediately upon issuance.

         As of September 30, 2000 and 1999, the Company was indebted for $2,470,000 and $100,000 respectively, on these convertible debentures (See Note 14 (B) for additional issuances of convertible debentures).

         (C) BANK INSINGER DE BEAUFORT
         -----------------------------

         In order to provide working capital and financing for the Company's expansion, on February 4, 2000 and April 14, 2000 the Company entered into agreements with Bank Insinger De Beaufort ("the Purchaser") whereby the Purchaser acquired $500,000 and $1,500,000 of the Company's 10% Convertible Debentures, due February 1, 2001 and May 1, 2001, respectively.

         The Purchaser has converted portions of the 2000 debentures and accrued interest at various times at the initial conversion price which was equal to the lesser of $.97 and 66.66% of the average closing bid price during the 20 trading days immediately preceding the conversion dates.

         The debenture contains a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price shall be adjusted as stipulated in the agreement. Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to $280,000. There is no amortization period for these financing costs since the debentures are convertible immediately upon issuance. As of September 30, 2000, the Company is indebted for $1,250,000 on these convertible debentures to Bank Insigner.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


NOTE 12  INCOME TAXES
-------  ------------

         The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended September 30, 2000 and 1999 (computed by applying the Federal corporate tax rate of 34 percent to loss before taxes) as follows:

                                                      2000            1999
                                                   ------------   ------------

         Computed "expected" tax (benefit)         $(2,824,000)   $  (589,000)
         Change in valuation allowance               2,824,000        589,000
                                                   ------------   ------------
                                                   $      -       $      -
                                                   ============   ============

         As discussed in Note 1(L), the tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2000 and 1999 are as follows:


                                                      2000            1999
                                                   ------------   ------------
         Deferred tax assets:

         Net operating loss carryforward           $ 3,699,000    $   875,500
                                                   ------------   ------------
         Total gross deferred tax assets             3,699,000        875,500
         Less valuation allowance                    3,699,000        875,500
                                                   ------------   ------------
                                                   $      -       $     -
                                                   ============   ============

         At October 1, 1999, the valuation allowance was $875,500. The net change in the valuation allowance during the year ended September 30, 2000 was an increase of $2,824,000. As of September 30, 2000, the Company has net operating loss carryforwards in the aggregate of $10,720,000 which expire in various years through 2020.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


NOTE 13  SEGMENT INFORMATION
-------  -------------------

         As discussed in Note 1(A), the Company's operations are classified into two reportable business segments: Kanakaris Wireless which supplies internet products for electronic commerce and Desience Corporation which designs and installs modular consoles primarily for various business and government agencies. Both of the Company's business segments have their headquarters and major operating facilities located in the United States. The principal markets for the Company's products are in the United States. There were no inter-segment sales or purchases. Financial information by business segment is summarized as follows:

                              2000                  Internet Commerce      Modular Consoles           Total
                  ------------------------------    ------------------    ------------------    ------------------
                  Revenues                          $          22,594     $         591,244     $         613,838
                  Segment profit (loss)                   (13,012,736)               36,030           (12,976,706)
                  Total assets                              2,384,966               103,235             2,488,201
                  Additions to long-lived
                    assets                                    503,636                 1,254               504,890
                  Depreciation and amortization                63,004                 3,087                66,091

                              1999                   Internet Commerce     Modular Consoles           Total
                  ------------------------------     -----------------    ------------------    ------------------

                  Revenues                           $         31,162     $         937,596     $         968,758
                  Segment profit (loss)                    (3,692,570)              150,710            (3,548,860)
                  Total assets                                738,435               261,868             1,000,303
                  Additions to long-lived
                    assets                                     30,710                 -                    30,710
                  Depreciation and amortization                32,165                   970                33,135

NOTE 14  SUBSEQUENT EVENTS
-------  -----------------

         (A) ADVERTISING AGREEMENT
         -------------------------

         On November 14, 2000, the Company entered into an advertising agreement with eConnect, a publicly traded corporation. The terms of the agreement grant eConnect the exclusive ability to place banner advertisements with hyperlinks on the home pages of CinemaPop.com and WordPop.com, the Company's web sites for movies and books. The Company will also send one e-mail message per month to its subscriber and web partner base with a message provided by eConnect and include information about eCash pads in trade magazine advertisements. Additionally, the Company plans to provide the eConnect website with access to several video feature films so that it may demonstrate the eCash pad ordering system with a link.

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         The term of this agreement is for six months, with one six-month renewal option. In consideration for the services the Company will render under this agreement, the Company was paid $1,000,000 in the form of eConnect restricted stock valued at the closing price of $1.25 per share on November 14, 2000, amounting to 800,000 shares.

         (B) CONVERTIBLE DEBENTURES
         --------------------------

         In order to provide future working capital and financing for the Company's expansion, effective as of January 5, 2001, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchaser") for the purchase of the Company's 12% Convertible Debentures due January 5, 2002.

         The Purchaser will make investments in tranches, the first in the amount of $650,000, which was received upon signing of the definitive investment agreements and the second, in the amount of $650,000, if certain conditions relating to the market price of the Company's common stock are met upon the effectiveness of the registration statement discussed in the final paragraph below.

         Upon the issuance of the first $650,000 of convertible debentures, the Purchaser received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 to be invested into the two $650,000 tranches of convertible debentures. The exercise price of the warrants is equal to the lesser of (i) $0.125 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately prior to exercise. No additional warrants will be issued by the Company at the time the second $650,000 of convertible debentures are purchased. For all debentures issued, interest will be 12% per annum, payable quarterly in common stock or cash at the option of the investor.

         The debentures are immediately convertible into shares of the Company's common stock. The conversion price for the initial $650,000 of debentures is equal to the lesser of (i) $0.15 and (ii) the average of the lowest three inter-day trading prices during the twenty trading days immediately prior to the conversion date discounted by 37.5%.

         The Company has agreed to register with the SEC on Form SB-2 200% of the Company's common stock underlying the convertible debentures and the 3,900,000 shares of the Company's common stock underlying the warrants issued within thirty days of signature of the definitive agreements, and the effectiveness of such registration shall he within ninety days of signature.

NOTE 15  LIQUIDITY
-------  ---------

         During the year ended September 30, 2000 the Company incurred a negative cash flow from operating activities of $4,238,186 and at September 30, 2000 had a working capital deficiency of $3,158,417.

         The Company has a $7,000,000 revolving line of credit from Alliance Equities which can be drawn upon by the Company for up to $500,000 per month. In January 2001 the Company issued $650,000 of convertible debentures due January 5, 2002 and warrants to purchase up to 3,900,000 shares of common stock to four accredited investors. Proceeds from these debentures, after payment of related expenses, were approximately $631,500. The debenture purchase agreement provides that if certain conditions relating to the market price of the Company's common stock are met, the accredited investors will be obligated to purchase additional debentures in the aggregate principal amount of $650,000, within thirty days following the date that the registration statement covering the shares of common stock underlying the debentures and warrants is declared effective by the Securities and Exchange Commission.

         In an effort to increase sales in the internet commerce segment, the Company is implementing a variety of business strategies, including posting online advertisements directing sales of these advertisements at executive management of other public companies. Other business strategies to be implemented include requiring online registration for all movie viewing on its web sites, soliciting monthly subscriptions and pay-per-view sales of movie viewing on its web sites, introducing revenue-sharing web partner programs and improving tracking of its market share. The Company believes that if it is successful in implementing these business strategies, it will generate increased revenues through this segment. Additionally, in order to reduce the cost of generating movie revenues, the Company plans to bring the encoding process for films in-house in conjunction with the development of its proprietary software.

         In order to increase sales in its modular consoles segment, the Company hired two exclusive sales representatives in June 2000, increased original equipment manufacturing capacity and launched a new marketing campaign that included high-impact sales literature and a web site at www.desience.com. The Company believes that if it is successful in implementing its business strategies for the modular consoles segment, it will generate increased revenues through this segment.

         The Company believes that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity including the revolving line of credit with Alliance Equities, will be adequate to meet the working capital requirements needed to fund its operations and its capital expenditure requirements for at least the next twelve months. However, if the Company's capital requirements or cash flow vary materially from the current projections or if unforeseen circumstances occur, the Company may require additional financing sooner than it anticipates. The failure to raise necessary capital could restrict the Company's growth, limit its development of new products and services or hinder its ability to compete.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 16, 2001                KANAKARIS WIRELESS

                                       By: /S/ ALEX F. KANAKARIS
                                          --------------------------------------
                                          Alex F. Kanakaris, Chairman of the
                                          Board, President and Chief Executive
                                          Officer



         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                           DATE
        ---------                          -----                           ----
/S/ ALEX F. KANAKARIS              Chairman of the Board,             January 16, 2001
----------------------------       President, Chief Executive
Alex F. Kanakaris                  Officer, and Director
                                   (Principal Executive
                                   Officer)

/S/ BRANCH LOTSPEICH               Vice Chairman of the Board,        January 16, 2001
----------------------------       Vice President, Secretary
Branch Lotspeich                   and Director

/S/ DAVID THOMAS SHOMAKER          Acting Chief Financial             January 16, 2001
----------------------------       Officer (Principal Financial
David Thomas Shomaker              Officer)

/S/ JOHN ROBERT McKAY              Director                           January 16, 2001
----------------------------
John Robert McKay

                                   Director                           January 16, 2001
----------------------------
Patrick McKenna

/S/ LISA LAWRENCE                  Vice President of Internet         January 16, 2001
----------------------------       and Director
Lisa Lawrence

                                   Director                           January 16, 2001
----------------------------
Robert Sherry

                                   Director                           January 16, 2001
----------------------------
Jeff Hall

/S/ ROSE FORBES                    Director                           January 16, 2001
----------------------------
Rose Forbes

                                   Director                           January 16, 2001
----------------------------
Thomas S. Hughes




                                    EXHIBITS
         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------
         3.3................................Certificate of Secretary certifying amendment to
                                            Amended and Restated Bylaws of the Registrant adopted
                                            by the Registrant's Board of Directors on November 28, 2000

         10.4...............................Memorandum of Understanding dated November 9, 1999 by and between Lain International and the Registrant

         10.15..............................Memorandum dated December 28, 2000 from Alliance Equities to the Registrant extending Revolving Line of Credit Agreement

         10.57..............................Form of 10% Convertible Debenture due May 1, 2001 made in August
                                            2000 by the Registrant in favor of AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC and Equilibrium Equity, LLC

         10.58..............................Form of Stock Purchase Warrant dated as of August 2000 issued by the Registrant to AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC and Equilibrium Equity, LLC

         10.59..............................Securities Purchase Agreement dated as of January 5, 2001 by and among the investors named therein and the Registrant

         10.60..............................Form of Convertible Debenture due January 5, 2002 made by the Registrant in favor of AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol
                                            Investment Fund, Ltd.

         10.61..............................Registration Rights Agreement dated as of January 5, 2001 by and between the Registrant and the investors named
                                            therein

         10.62..............................Form of Stock Purchase Warrant dated as of January 5, 2001 issued by the Registrant to AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol
                                            Investment Fund, Ltd.

         27.1...............................Financial Data Schedule