Form 10KSB/A
period 2000-09-30
KANAKARIS WIRELESS
filed 2001-01-26
CIK 1066624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB
(Mark One)

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

PORTIONS AMENDED

The registrant hereby deletes from the cover page of its Form 10-KSB for the fiscal year ended September 30, 2000 the paragraph titled "Documents Incorporated By Reference" and amends Items 9 through 12 of Part III of the Form 10-KSB to set forth the information that the registrant had intended to incorporate by reference from the registrant's definitive proxy statement relating to the registrant's 2001 Annual Meeting of Stockholders. In addition, the registrant hereby amends and restates Note 10 of the consolidated financial statements included in the Form 10-KSB to correct a typographical error. Except as described above, no other changes are made to the Form 10-KSB.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.
                                       23

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The executive officers and directors of our company and their ages and positions are as follows:

                  Name         Age                   Position
                  ----         ---                   --------

Alex Kanakaris*...............  44          Chairman of the Board, President,
                                            Chief Executive Officer and Director

Branch Lotspeich*.............  53          Vice Chairman of the Board, Vice
                                            President, Secretary and Director

John Robert McKay*............  38          Webmaster and Director

Patrick McKenna...............  33          Director

Robert Sherry.................  43          Director

Lisa Lawrence.................  25          Vice President of Internet, Director
                                            of Internet Business Affairs and
                                            Director

Jeff Hall.....................  49          Director

Rose Forbes...................  51          Director

Thomas S. Hughes..............  52          Director

David T. Shomaker.............  44          Acting Chief Financial Officer and
                                            Advisor to the Board

---------------
* Member of executive committee and 2000 Stock Option Plan committee.

BUSINESS EXPERIENCE

   DIRECTORS

         Alex F. Kanakaris has served as a director and as our Chairman of the Board, President and Chief Executive Officer since November 1997. Mr. Kanakaris served as the President of Kanakaris InternetWorks, Inc. from 1994 until it was acquired by our company in November 1997. During the past 15 years, Mr. Kanakaris created innovative web sites, including www.cyberpop.com and www.NetBooks.com, and he served as editor-in-chief of various publications such as Video Swapper, Video Entertainment, New Talent Streetscene and L.A. POP. Mr. Kanakaris is author of the book "Signs of Intelligent Life on the Internet" published by Dace/Brentwood Media Group, November 1999.

         On August 2, 1999, the Securities and Exchange Commission filed suit in the United States District Court in the District of Nevada against our company, Mr. Kanakaris, David Valenti, a stockholder of our company, and another individual seeking permanent injunctions and civil penalties based on alleged violations of Sections 5(a), 5(c) and 17(a)(1)-(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the sale of approximately 6,000,000 shares of our company's common stock in 1996 and 1997 to the former stockholders of Kanakaris InternetWorks, Inc., a subsidiary of our company. On August 9, 1999, a final judgment of permanent injunction and other relief was entered in connection with the execution by each defendant of a consent to entry of injunction and the payment by each of Mr. Kanakaris and Mr. Valenti of a $25,000 civil penalty. Without admitting or denying any guilt involving the violations cited in the decrees, Mr. Kanakaris, Mr. Valenti and our company each have agreed pursuant to the consents to entry of injunction not to take actions that would violate federal securities laws in connection with the offer, purchase or sale of securities.

         Branch Lotspeich has served as President of Desience Corporation since June 1997. He has served as our Vice Chairman of the Board and Secretary and as a director since November 1997. Mr. Lotspeich was appointed Vice President of our company in May 2000. Prior to that, he served as Vice President of Desience Corporation from March 1992 through June 1997. Prior to that, Mr. Lotspeich worked as an independent consultant in telecommunications, acquiring accounts including Proctor & Gamble and Cincinnati Bell Telephone. Mr. Lotspeich is a Summa Cum Laude graduate of the University of Cincinnati with a Bachelor of Fine Arts degree in Television Broadcasting.

         John Robert McKay has served as a director and as our Webmaster since August 1999. Mr. McKay served as our Vice President-Internet Division from May 1997 through July 1998. Mr. McKay has been a webmaster since 1995 and has worked both full-time and as a consultant to our company's Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris, since 1994. Mr. McKay was a web site administrator for NNA Services, a non-profit educational organization, from 1993 to 1994. Prior to that, he served as Sales Promotion Manager for ORA Electronics/Alliance Corporation, an international consumer electronics company, from 1991 to 1992. From 1987 to 1991, Mr. McKay served as the advertising manager for Kelly-Moore Paint Co. Mr. McKay is a graduate of San Francisco State University with a Bachelor of Science degree in Marketing.

         Patrick McKenna has served as a director since March 2000. During the past five years, Mr. McKenna has held various positions in Seattle, Washington. Mr. McKenna has served as Director of Strategy for iBEAM Broadcasting Corporation, an Internet broadcasting company, since March 2000. Mr. McKenna served as a business development manager for Kiket.com, a software company, from July 1998 to February 1999, and for Microsoft Corporation's Digital Media Division from February 1999 to March 2000. Prior to that time, Mr. McKenna served as a communications specialist for SJI, a telecommunications hardware company, from December 1996 to June 1998, and as president of Global Communications Network, an Internet telecommunications company, from December 1995 to June 1997. Mr. McKenna has a Bachelor of Arts degree in English from Washington State University.

         Robert Sherry has served as a director since September 2000. Mr. Sherry is currently Senior Vice President of sales with the Internet firm Business.com, and has held similar positions in the online industry at Internet companies such as NetZero and ValueClick. In these roles, his responsibilities included launching and managing outside and inside sales operations, establishing sales accountability and revenue goals and developing new product streams. Mr. Sherry has been with Business.com as Senior Vice President of Sales since October 2000. Prior to that time, Mr. Sherry was Vice President of Sales at Netzero, Inc. from July 2000 to September 2000. From September 1999 to June 2000, Mr. Sherry was Senior Vice President of Sales at Valueclick, Inc. and held the same position from July 1998 until September 1999 with WHERE International, L.L.C. From March 1994 until July 1998, Mr. Sherry held the position of Sales Director with Reader's Digest Association. Mr. Sherry has a Bachelor of Arts degree in English from Georgetown University.

         Lisa Lawrence has served as a director since September 2000. Ms. Lawrence has been associated with our company since 1996. Ms. Lawrence currently holds the offices of Director of Internet Business Affairs, which she has held since July 1999, and Vice President of Internet, which she has held since July 2000. Ms. Lawrence develops and administers our business relationships with leading Internet companies. Ms. Lawrence also assists our Chief Executive Officer in implementing his business vision, including the expansion of our movie web sites. >From August 1997 until June 1999, Ms. Lawrence worked at Curb Entertainment, where her responsibilities included sales of international film rights and representation at major film festivals. Prior to her employment at Curb Entertainment, Ms. Lawrence was a student at Pepperdine University, where she earned a Bachelor of Arts degree in Telecommunications.

         Jeff Hall has served as a director since November 2000 and was an advisor to our board of directors since November 1997. Mr. Hall serves part-time as an associate to our Chief Executive Officer in the role of a strategist and as a hands-on business implementer. Mr. Hall has been the President and owner of the Brentwood Media Group since 1991. Prior to that time, Mr. Hall joined the Los Angeles Times as Vice President of Marketing Services, was promoted to become the first President of the San Fernando Valley edition of the Los Angeles

Times and launched the Ventura County edition of the Los Angeles Times. Mr. Hall was one of twelve individuals to be selected from 855 applicants nationwide to serve one year as a White House fellow. Mr. Hall started his professional newspaper career as a general assignment reporter for the Kansas City Star, a Capital Cities/ABC newspaper, where he attained the position of Vice President of Marketing. Mr. Hall has a Master of Business Administration degree from Harvard Business School and is a graduate of Stanford University with a Bachelor of Arts degree in Communications.

         Rose Forbes has served as a director since November 2000 and was an advisor to our board of directors since November 1997. Ms. Forbes' background includes work at Sony Pictures Entertainment, MCEG/Virgin Home Entertainment and Paramount Pictures. Ms. Forbes is currently Manager of Music Clearance at Sony Pictures Entertainment and has been with Sony since July 1990.

         Thomas S. Hughes has served as a director since November 2000 and was an advisor to our board of directors since November 1997. Mr. Hughes is President and Chief Executive Officer of eConnect, Inc. and its subsidiary, Powerclick. Mr. Hughes has personally led eConnect's innovative and proprietary technology development for e-commerce, which includes the eCashPad electronic secure payment system. Mr. Hughes has been with eConnect since May 1995 and has been President and Chief Executive Officer of Electronic Transactions & Technologies since June 1998.

         All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Each officer serves at the discretion of the board of directors.

   ADVISORS TO OUR BOARD OF DIRECTORS

         David T. Shomaker has served as our acting Chief Financial Officer since May 1999 and as an advisor to our board of directors since May 1999. He has been a partner of Haynie & Company, Certified Public Accountants, based in Orange County, California and Salt Lake City, Utah since 1990. Mr. Shomaker is a Certified Public Accountant in the States of California and Utah and is a Certified Fraud Examiner and a Certified Valuation Analyst. Mr. Shomaker holds a Bachelor of Science degree in Accounting from Brigham Young University, Provo, Utah.

         Frank Ake has served as an advisor to our board of directors since November 1997. He has acted as a consultant in connection with over one billion dollars of real estate acquisition, development and redevelopment projects worldwide, some of which projects have used state of the art Internet technology. Mr. Ake's experience includes a position with Skidmore Owings & Merrill as Chicago Intern Architect with the world's largest architecture firm at their headquarters office from 1976-1979. Mr. Ake participated in the design of over seven billion dollars of airports, hotels, and office towers worldwide from 1979-2000. Mr. Ake has an architectural degree from The Illinois Institute of Technology in Chicago.

         George Atkinson has served as an advisor to our board of directors since November 1997. He was a pioneer of home video and was the President of the 600+ Video Station network, which preceded major chains such as Blockbuster. He was named by the Video Software Dealers Association as Video Retailer of the Year and Video Man of the Year in 1979, and was a central character in the New York Times best selling book "Fast Forward: Hollywood, the Japanese and the VCR Wars" by James Lardner. Mr. Atkinson assists us in obtaining content for our movie web site CinemaPop.com.

         Dr. Steven A. Newman has served as an advisor to our board of directors since September 2000 and served as a director of our company from March 2000 to September 2000. Dr. Newman has held, during the last five years, various positions at Xybernaut Corporation, the leading provider of mobile, wearable computing hardware, software and services, bringing wireless communications and full-function Pentium computing power in a hands-free design to people when and where required. Dr. Newman has been a director of Xybernaut Corporation since January 1995, Vice Chairman of the Board of Xybernaut Corporation since August

1997, and a consultant to Xybernaut Corporation since January 1996. Prior to that time, Dr. Newman was the Executive Vice President and Secretary of Xybernaut Corporation. Currently, Dr. Newman provides business, management and administrative and consulting services to various medical and business groups. Dr. Newman is a graduate of Brooklyn College with a Bachelor of Arts degree and the University of Rochester with a Doctorate degree in Medicine.

         Beryl Wolk has served as an advisor to our board of directors since November 1997. Mr. Wolk developed a family-founded and owned business that presently is comprised of 21 autonomous companies with 1,250 employees and major facilities in four states. Mr. Wolk's business emphasis has been on developing unique targeted media, which evolve into a series of integrated, marketing multi-media. Mr. Wolk founded the Internet Marketing Consortium, a large group of companies that have joined together to enhance each other's marketing. Mr. Wolk was an innovator in the use of newspapers for distribution of direct response marketing in a magazine format. Mr. Wolk has, as co-founder of the Cable Advertising Bureau, also been a leader in the cable industry. He was co-founder and co-owner of cable television's largest circulation magazine, The Cable Guide, which merged with TV Guide. Mr. Wolk conceived and founded the first company that produced 30-minute "infomercials." In addition, Mr. Wolk is a co-founder of CartCade, a kiosk company whose carts are used for lead generation surveys, literature distribution, various forms of recruitment and the sale of products. Mr. Wolk developed Dial-A-Fax, Inc., publisher of a facsimile telephone directory. Mr. Wolk is a graduate of the University of Pennsylvania's Wharton School of Business and is a retired Lieutenant Commander in the United States Naval Reserve.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such officers, directors and stockholders are required by Securities and Exchange Commission regulations to furnish our company with copies of all reports that they file.

         Based solely upon a review of copies of reports furnished to us during and after the fiscal year ended September 30, 2000, or any written representations received by our company from a director, officer or beneficial owner of more than 10% of our company's common stock that no other reports were required, we believe that, for the fiscal year ended September 30, 2000, all
Section 16(a) filing requirements applicable to our company's reporting persons were met.

COMPENSATION OF DIRECTORS

         Our directors receive no compensation for attending meetings of the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth summary information concerning compensation earned for all services rendered to our company in all capacities during the fiscal year ended September 30, 2000, for our Chief Executive Officer and for our two other executive officers whose total compensation exceeded $100,000 (collectively, the "Named Officers").


                       SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                           ANNUAL COMPENSATION                  AWARDS
                                      --------------------------------       -------------
                           AS OF
                           YEAR                                OTHER          SECURITIES
          NAME AND         ENDED                               ANNUAL         UNDERLYING
     PRINCIPAL POSITION   SEPT. 30    SALARY       BONUS   COMPENSATION(1)  STOCK OPTIONS
     ------------------    ------     ------       -----    ------------    ---------------
Alex Kanakaris              2000     $175,000(2)  $42,760(3)     --            3,762,500
  Chairman of the Board,    1999     $105,000     $97,098(4)     --                --
  President and Chief
  Executive Officer

Branch Lotspeich            2000     $125,000(5)  $ 4,829(6)     --            1,525,000
  Vice Chairman of the      1999     $105,000     $25,134(7)     --                --
  Board and President of
  Desience Corporation

John Robert McKay           2000     $105,000(8)  $12,145(9)     --              495,000
  Webmaster and Director    1999     $ 14,998     $ 9,513(10)    --                --

------------------------
(1) Aggregate amounts do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in this table.
(2) Salary changed in January 2000 from $105,000 to $150,000 and in August 2000 from $150,000 to $175,000.
(3) Represents forgiveness of indebtedness as bonus compensation in the aggregate principal amount of $39,495 and the approximate interest amount of $3,265.
(4) Represents cash bonus compensation in the amount of $73,378 and forgiveness of indebtedness as bonus compensation in the aggregate principal amount of $14,080 and the approximate interest amount of $9,640.
(5)      Salary changed in January 2000 from $105,000 to $125,000.
(6) Represents forgiveness of indebtedness as bonus compensation in the aggregate principal amount of $3,920 and the approximate interest amount of $909.
(7) Represents cash bonus compensation in the amount of $18,838 and forgiveness of indebtedness as bonus compensation in the aggregate principal amount of $3,920 and the approximate interest amount of $2,376.
(8)      Salary changed in April 2000 from $80,000 to $105,000.
(9) Represents cash bonus compensation in the amount of $5,000 and forgiveness of indebtedness as bonus compensation in the approximate aggregate principal amount of $5,800 and the approximate interest amount of $1,345.
(10) Represents forgiveness of indebtedness as bonus compensation in the approximate aggregate principal amount of $5,800 and the approximate interest amount of $3,713.

                  OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding option grants in the fiscal year ended September 30, 2000 to the Named Officers. We did not grant any stock appreciation rights in the year ended September 30, 2000.

                                           INDIVIDUAL GRANTS
                       ---------------------------------------------------------
                         NUMBER OF    PERCENT OF
                        SECURITIES      TOTAL
                        UNDERLYING     OPTIONS          EXERCISE
                         OPTIONS      GRANTED TO        OR BASE
                         GRANTED     EMPLOYEES IN        PRICE        EXPIRATION
Name                       (#)       FISCAL YEAR(1)      ($/SH)(2)       DATE
-------------------    -----------   --------------   ------------   -----------
Alex F. Kanakaris...   2,100,000         57.38%          $.520       12/31/2009
                 ...     900,000         57.38%          $.705        5/25/2010
                 ...     762,500         57.38%          $.750        8/01/2010

Branch Lotspeich....   1,200,000         23.26%          $.520       12/31/2009
                ....     325,000         23.26%          $.705        5/25/2010

John Robert McKay...     345,000          7.55%          $.520       12/31/2009
                 ...     100,000          7.55%          $.705        5/25/2010
                 ...      50,000          7.55%          $.750        8/01/2010

-------------------
(1) Based on options to purchase 6,557,500 shares of common stock granted to employees during the fiscal year ended September 30, 2000.
(2) The options were granted at an exercise price equal to the fair market value of a share of common stock on the date of grant.

                OPTION EXERCISES AND FISCAL YEAR-END VALUES

         There were no exercises of options by the Named Officers during the fiscal year ended September 30, 2000. The following table sets forth the number of exercisable and unexercisable in-the-money stock options and their values at September 30, 2000 for the Named Officers. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.

                              NUMBER OF
                        SECURITIES UNDERLYING       VALUE ($) OF UNEXERCISED
                       UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                         SEPTEMBER 30, 2000           SEPTEMBER 30, 2000(1)
                     ---------------------------   ---------------------------
      NAME           EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
      ----           -----------   -------------   -----------   -------------

Alex F. Kanakaris...  3,762,500         --              $0            --

Branch Lotspeich....  1,525,000         --              $0            --

John Robert McKay...    495,000         --              $0            --

---------------
(1) The closing price of our common stock as of September 30, 2000 as reported by a member firm of the NASD that effects transactions in stocks quoted on the OTC Electronic Bulletin Board was $.5156.

                       2000 STOCK OPTION PLAN

         Our board of directors and stockholders have approved our 2000 Stock Option Plan, or the 2000 Plan. The 2000 Plan is designed to enable us to offer an incentive-based compensation system to employees, officers and directors of our company and to employees of companies who do business with our company. The 2000 Plan provides for the grant of incentive stock options, or ISOs, and nonqualified stock options, or NQOs. ISOs and NQOs are collectively referred to below as options.

         A total of 3,000,000 shares of our common stock are authorized for issuance under the 2000 Plan. As of January 11, 2001, we had a total of 18 employees, officers and directors eligible to receive options under the 2000 Plan, and options to purchase up to 3,000,000 shares of our common stock were outstanding under the 2000 Plan. Any shares of common stock that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any Option, may again be used for awards under the 2000 Plan.

         The 2000 Plan is to be administered by a committee of not less than two nor more than five persons appointed by the board of directors, each of whom must be a director of our company. Notwithstanding the foregoing, the board of directors may act as the committee under the 2000 Plan. It is the intent of the 2000 Plan that it be administered in a manner such that option grants and exercises would be exempt under Rule 16b-3 of the Securities Exchange Act of 1934, as amended. Since the adoption of the 2000 Plan in May 2000, the committee for the 2000 Plan has been comprised of Alex Kanakaris, Branch Lotspeich and John McKay.

         The committee is empowered:

         o to select those eligible persons to whom options shall be granted under the 2000 Plan;
         o to determine the time or times at which each option shall be granted, whether options will be ISOs or NQOs, and the number of
         o   shares to be subject to each option; and
         o to fix the time and manner in which each such option may be exercised, including the exercise price and option period, and other terms and conditions of such options, all subject to the terms and conditions of the 2000 Plan.

         The committee has sole discretion to interpret and administer the 2000 Plan, and its decisions regarding the 2000 Plan are final.

         ISOs granted under the 2000 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of the total voting securities of our company on the date of grant, such exercise price shall be not less than 110% of fair market value on the date of grant, and the option period may not exceed five years. NQOs granted under the 2000 Plan must have an exercise price of not less than 85% of the fair market value of the common stock on the date the NQO is granted.

         Options may be exercised during a period of time fixed by the committee, except that no option may be exercised more than ten years after the date of grant. In the discretion of the committee, payment of the purchase price for the shares of stock acquired through the exercise of an option may be made in cash, shares of our common stock or a combination of cash and shares of our company's common stock.

         The 2000 Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time and from time to time by the board of directors. The board of directors may not (i) materially impair any outstanding options without the express consent of the optionee or (ii) materially increase the number of shares subject to the 2000 Plan, materially increase the benefits to optionees under the 2000 Plan, materially modify the requirements as to eligibility to participate in the 2000 Plan or alter the method of determining the option exercise price without stockholder approval. No Option may be granted under the 2000 Plan after May 24, 2010.

         Although not intended as an anti-takeover measure by the board of directors, one of the possible effects of the 2000 Plan could be to place additional shares, and to increase the percentage of the total number of shares outstanding, in the hands of the directors and officers of our company. Such persons may be viewed as part of, or friendly to, incumbent management and may, therefore, under certain circumstances be expected to make investment and voting decisions in response to a hostile takeover attempt that may serve to discourage or render more difficult the accomplishment of such attempt.

         In addition, options may, in the discretion of the committee, contain a provision providing for the acceleration of the exercisability of outstanding, but unexercisable, installments upon the first public announcement of a tender offer, merger, consolidation, sale of all or substantially all of the assets of our company, or other attempted changes in the control of our company. In the opinion of the board of directors, such an acceleration provision merely ensures that optionees under the 2000 Plan will be able to exercise their options as intended by the board of directors and stockholders of our company prior to any such extraordinary corporate transaction that might serve to limit or restrict such right. The board of directors is, however, presently unaware of any threat of hostile takeover involving our company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of our common stock as of January 5, 2001 by:

         o Each person known by us to own beneficially 5% or more of our outstanding common stock;
         o   Each of our directors;
         o Each of our executive officers named in the summary compensation table below; and
         o   All of our directors and executive officers as a group.

         The following calculations of the percent of outstanding shares are based on 46,746,494 shares of our common stock and 1,000,000 shares of our Class A Convertible Preferred Stock issued and outstanding as of January 5, 2001. Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants, conversion of outstanding shares of Class A Convertible Preferred Stock and conversion of outstanding convertible debentures that are exercisable or convertible, as the case may be, within sixty days of the date of the table, as more particularly described in the footnotes below. Except as described below, beneficial ownership and, accordingly, percent of class ownership, is calculated pursuant to Securities and Exchange Commission Rule 13d-3.

         Amounts shown in the table as beneficially owned by Bristol Investment Fund, Ltd., AJW Partners, LLC, New Millennium Capital Partners, LLC, Bank Insinger de Beaufort and Equilibrium Equity, LLC, or the debenture investors, are determined in part based upon the terms of convertible debentures and related warrants held by these five debenture investors as of the date of the table. Shares being offered under this prospectus by the debenture investors also include shares of common stock that may become issuable upon conversion of interest that is scheduled to become payable on debentures after sixty days from the date of the table. In addition, Bristol Investment Fund, Ltd., AJW Partners, LLC, New Millennium Capital Partners, LLC and Equilibrium Equity, LLC are offering under this prospectus shares of common stock underlying principal and interest relating to an additional $650,000 of convertible debentures that we are obligated to issue and those four debenture investors are obligated to purchase if conditions relating to the market price of our common stock are met at the time the Securities and Exchange Commission declares effective the registration statement of which this prospectus is a part.

         For purposes of the table, we have disregarded provisions contained in the debentures and warrants that prohibit conversion of the debentures or exercise of the warrants to the extent that conversion of the debentures would result in the debenture investor, together with its affiliates, beneficially owning in excess of 4.999% or 9.999% of our outstanding shares of common stock, and to the extent that exercise of the warrants would result in the debenture investor, together with its affiliates, beneficially owning in excess of 4.9% of our outstanding shares of common stock. These limitations may be waived by a debenture investor upon prior written notice to us. Further, these limitations do not preclude a debenture investor from converting or exercising and selling shares underlying the debentures and warrants in stages over time where each stage does not cause the debenture investor to beneficially own in excess of the limitation amounts.

         In light of the above discussion regarding the terms of the debentures and warrants, the number of shares shown in the table as beneficially owned by each debenture investor prior to this offering represents a good faith estimate of the number of shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants as of the date of the table and has not been calculated in strict compliance with Rule 13d-3.

                                                     AMOUNT AND NATURE
     NAME AND ADDRESS OF               TITLE OF        OF BENEFICIAL            PERCENT
     BENEFICIAL OWNER(1)                CLASS            OWNERSHIP              OF CLASS
      -----------------                ---------   --------------------         --------
AJW Partners, LLC
155 First Street, Suite B
Mineola, New York 11501................. Common        11,144,356 (2)             19.33%

New Millennium Capital Partners II, LLC
155 First Street, Suite B
Mineola, New York 11501................. Common        11,144,356 (2)             19.33%

Alex F. Kanakaris....................... Common         7,052,046 (3)             13.69%

                                         Class A
                                         Convertible
                 ....................... Preferred      1,000,000                100.00%

Bristol Investment Fund, Ltd.
c/o Olympia Capital (Cayman) Limited
Williams House
20 Reid Street
Hamilton HM 11, Bermuda................. Common          5,600,000 (4)            10.70%

Equilibrium Equity, LLC
155 First Street, Suite B
Mineola, New York 11501................. Common         4,498,311 (5)              8.79%

Bank Insinger de Beaufort
Heregracht 551
1017 BW Amsterdam
Netherlands............................. Common         4,397,559 (6)              8.79%

Branch Lotspeich........................ Common         2,814,976 (7)              5.83%

John Robert McKay....................... Common         1,150,500 (8)              2.44%

Lisa Lawrence........................... Common           970,000 (9)              2.05%

Patrick McKenna......................... Common           300,000 (10)                *

Rose Forbes............................. Common           100,000                     *

Jeff Hall............................... Common            80,000 (11)                *

Robert Sherry........................... Common            50,000                     *

Thomas S. Hughes........................ Common            50,000                     *

David T. Shomaker....................... Common            15,000                     *

All director nominees and
  executive officers as a
  group (10 persons).................... Common        12,582,522 (12)            23.09%

                                         Class A
                                         Convertible
                    .................... Preferred      1,000,000                100.00%



---------------

* Less than 1%.

(1) Unless otherwise indicated, the address of each person in this table is c/o Kanakaris Wireless, 3303 Harbor Boulevard, Suite F-3, Costa Mesa, California 92626. Mr. Kanakaris, Mr. Lotspeich, Mr. McKay and Ms. Lawrence are directors and executive officers of our company. Mr. McKenna, Mr. Sherry, Ms. Forbes, Mr. Hall and Mr. Hughes are directors of our company. Mr. Shomaker is Acting Chief Financial Officer of our company and an advisor to our board of directors.

(2) Consists of 250,813 shares of common stock issued and outstanding, 1,105,086 shares of common stock issuable upon exercise of warrants and 9,788,457 shares of common stock issuable upon conversion of debentures.

(3) Consists of 2,289,546 shares of common stock issued and outstanding, 1,000,000 shares of common stock issuable upon conversion of Class A Convertible Preferred Stock and 3,762,500 shares of common stock issuable upon exercise of options.

(4) Consists of 2,400,000 shares of common stock issuable upon exercise of warrants and 3,200,000 shares of common stock issuable upon conversion of debentures.

(5) Consists of 95,985 shares of common stock issued and outstanding, 410,612 shares of common stock issuable upon exercise of warrants and 3,991,714 shares of common stock issuable upon conversion of debentures.

(6) Consists of 1,109,105 shares of common stock issued and outstanding, 640,449 shares of common stock issuable upon exercise of warrants and 2,648,005 shares of common stock issuable upon conversion of debentures.

(7) Consists of 1,289,976 shares of common stock issued and outstanding and 1,525,000 shares of common stock issuable upon exercise of options.

(8) Consists of 655,500 shares of common stock issued and outstanding and 495,000 shares of common stock issuable upon exercise of options.

(9) Consists of 295,000 shares of common stock issued and outstanding and 675,000 shares of common stock issuable upon exercise of options.

(10) Consists of 50,000 shares of common stock issued and outstanding and 250,000 shares of common stock issuable upon exercise of options.

(11) Consists of 50,000 shares of common stock issued and outstanding and 30,000 shares of common stock issuable upon exercise of options.

(12) Consists of 4,845,022 shares of common stock issued and outstanding, 6,737,500 shares of common stock issuable upon exercise of options and 1,000,000 shares of common stock issuable upon conversion of Class A Convertible Preferred Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the acquisition by Kanakaris InternetWorks, Inc. of Desience Corporation in October 1997, Mr. Lotspeich, our Vice Chairman of the Board and Secretary, became entitled to receive 2.5% of the gross sales of Desience Corporation. Effective as of January 1, 2000, Mr. Lotspeich voluntarily relinquished his rights to receive a percentage of gross sales for periods after December 31, 1999. As of September 30, 2000, $16,526 was due and payable to Mr. Lotspeich pursuant to this arrangement.

         Effective as of February 26, 1997, Alex Kanakaris, who is our Chairman of the Board, President and Chief Executive Officer and who was then a director and the President of Kanakaris InternetWorks, Inc., executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $50,000 or the sum of the drawn amounts between February 26, 1997 and September 30, 1997, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1998, with a final interest payment due at maturity of the note on February 26, 2002. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2000, the outstanding principal balance of this note was $29,760.

         Effective as of April 7, 1997, John McKay, who is a director and the webmaster of our company and who was then a director and the webmaster of Kanakaris InternetWorks, Inc., executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $18,000 or the sum of the drawn amounts between April 7, 1997 and September 30, 1997, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1998, with a final interest payment due at maturity of the note on April 7, 2002. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2000, the outstanding principal balance of this note was $10,200.

         Effective as of May 19, 1997, Branch Lotspeich, who is a director and executive officer of our company and who was then a director of Kanakaris InternetWorks, Inc. and the President of Desience Corporation, executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $10,000 or the sum of the drawn amounts between May 19, 1997 and September 30, 1997, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1998, with a final interest payment due at maturity of the note on May 19, 2002. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2000, the outstanding principal balance of this note was $5,760.

         Effective as of September 30, 1997, Alex Kanakaris executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of $153,000, with interest at an annual rate of 8.0%. Principal and interest payments under the note are due in annual installments of $38,250 commencing September 30, 1998 and continuing until September 30, 2002, at which time the remaining unpaid principal and interest shall be due in full. Amounts due under this note through December 31, 2000 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2000, the outstanding principal balance of this note was $76,500.

         Effective as of December 31, 1997, John McKay executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $50,000 or the sum of the drawn amounts between January 1, 1998 and December 31, 1998, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1999, with a final interest payment due at maturity of the note on January 1, 2003. Principal payments are due in five equal annual installments commencing December 31, 1999, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2000, the outstanding principal balance of this note was $7,200.

         Effective as of December 31, 1997, Alex Kanakaris executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $85,000 or the sum of the drawn amounts between January 1, 1998 and December 31, 1998, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1999, with a final interest payment due at maturity of the note on January 1, 2003. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2000, the outstanding principal balance of this note was $12,480.

         Effective as of December 31, 1997, Branch Lotspeich executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $30,000 or the sum of the drawn amounts between January 1, 1998 and December 31, 1998, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1999, with a final interest payment due at maturity of the note on January 1, 2003. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2000, the outstanding principal balance of this note was $6,000.

         David Shomaker, our acting Chief Financial Officer, is a partner of Haynie & Co., a certified public accounting firm. Our company engaged Haynie & Co. to provide us with accounting assistance, tax preparation services and acting Chief Financial Officer services for the twelve months commencing in May 1999. Through September 30, 2000, we have issued 325,000 shares of common stock to Haynie & Co. in connection with this arrangement. Also in connection with this arrangement, our company paid to Haynie & Co. a fee of $1,000 per month during each month from May 1999 through October 1999, $2,000 per month from November 1999 through January 2000 and $4,000 per month commencing in February 2000.

         On April 29, 1999, we issued 5,000 shares of common stock to Lisa Lawrence as part inducement to become an employee of our company.

         In September 1999, our company issued an aggregate of $550,000 of 10% convertible subordinated debentures in a private offering to three accredited investors. The net offering proceeds were approximately $550,000 in cash. The debentures were convertible into shares of common stock at $.60 per share and provided for the issuance of additional shares in excess of those issuable based on a conversion price of $.60 per share in the event the stock price declined below 150% of the conversion price.

         On December 27, 1999, our company executed an unsecured promissory note in favor of Branch Lotspeich in the principal amount of $35,000, with interest at an annual rate of 5%. Payment of principal and accrued interest is due on or before January 10, 2002, with monthly payments of at least 5% of the outstanding balance to be made beginning in February 2000. As of September 30, 2000, the outstanding principal balance of this note was $0.

         On December 31, 1999, we granted options to purchase up to 2,100,000 shares of common stock to Alex Kanakaris, options to purchase up to 1,200,000 shares of common stock to Branch Lotspeich, options to purchase up to 345,000 shares of common stock to John McKay and options to purchase up to 275,000 shares of common stock to Lisa Lawrence, each with an exercise price of $.52 per share, which was the fair market value of a share of common stock on the date of grant.

         In January 2000, we issued an aggregate of 916,669 shares of common stock of which 250,000 shares were issued to Bank Insinger de Beaufort, 416,667 shares were issued to AJW Partners, LLC, and 250,002 shares were issued to New Millennium Capital Partners II, LLC upon conversion of an aggregate of $550,000 in principal amount plus interest on the debentures purchased by each of the Bank, AJW Partners and New Millennium in the September offering, of which $250,000 was converted by AJW Partners, $150,000 was converted by New Millennium and $150,000 was converted by the Bank.

         On January 7, 2000, our company's Desience Division executed an unsecured promissory note in favor of Alex Kanakaris in the principal amount of $35,000, with interest at an annual rate of 5%. Payment of principal and accrued interest was due on or before May 10, 2000. This note was repaid in full.

         On January 12, 2000, our board of directors authorized us to obtain a term life insurance policy in the amount of $10,000,000 covering Alex Kanakaris which, in the event of the death of Mr. Kanakaris, shall result in 80% of the proceeds of the policy being paid to us and 20% of the proceeds of the policy being paid to the heirs of Mr. Kanakaris.

         On January 13, 2000, we granted options to purchase up to 30,000 shares of common stock to Jeff Hall at an exercise price of $1.31 per share, which was approximately, but not in excess of, the fair market value of a share of common stock on the date of grant.

         On January 17, 2000, we issued 50,000 shares of common stock to Robert Sherry as compensation for consulting services rendered.

         In February 2000, our company issued an aggregate of $1,000,000 of 10% convertible debentures and accompanying warrants to purchase up to 300,000 shares of common stock in a private offering to three accredited investors. The net offering proceeds were approximately $1,000,000 in cash. The debentures initially were convertible into shares of common stock at the lesser of $.97 per share or 66.66% of the average closing bid price of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants were exercisable into shares of common stock at an initial exercise price of $1.90 per share.

         In March 2000, we issued an aggregate of 522,808 shares of common stock of which 261,404 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC upon conversion by each of them of $250,000 in principal amount plus interest on the debentures purchased by each of them in the February offering.

         In April 2000, we issued an aggregate of 7,908 shares of common stock to Bank Insinger de Beaufort as payment of interest owed on the debentures purchased by the Bank in the February offering; additionally, we issued 258,014 shares of common stock to Bank Insinger de Beaufort upon conversion of $250,000 in principal amount plus interest on the debentures purchased by the Bank in the February offering.

         In April 2000, our company issued an aggregate of $3,000,000 of 10% convertible debentures and accompanying warrants to purchase up to 900,000 shares of common stock in a private offering to four accredited investors. Each of the investors, if certain conversion limitations are disregarded, were beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.97 per share and 66.66% of the average closing bid price of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants were exercisable into shares of common stock at an initial exercise price of $1.90 per share. Bank Insinger de Beaufort purchased $1,500,000 of these debentures and received a proportionate number of the accompanying warrants. Each of AJW Partners, LLC and New Millennium Capital Partners II, LLC purchased $625,000 of these debentures and received a proportionate number of the accompanying warrants. Equilibrium Equity, LLC purchased $250,000 of these debentures and received a proportionate number of the accompanying warrants.

         On May 11, 2000 we issued 10,000 shares of common stock to Lisa Lawrence as compensation for consulting services rendered.

         On May 17, 2000, Alex Kanakaris executed a promissory note in favor of our company in the principal amount of $160,000, with interest on the unpaid principal balance at an annual rate of 7%. Principal and all accrued interest are due on or before May 16, 2001. The note is collateralized by 142,223 shares of common stock of our company owned by Mr. Kanakaris.

         On May 25, 2000, we granted non-qualified stock options to purchase shares of common stock at $.705 per share, which was the closing sale price of a share of common stock on the trading day immediately preceding that date, pursuant to our 2000 Stock Option Plan to certain officers and directors as follows: Alex Kanakaris received an option to purchase 900,000 shares, Branch Lotspeich received an option to purchase up to 325,000 shares, John McKay received an option to purchase up to 100,000 shares, Patrick McKenna received an option to purchase up to 250,000 shares and Lisa Lawrence received an option to purchase up to 250,000 shares.

         In June 2000, we issued an aggregate of 788,096 shares of common stock to Bank Insinger de Beaufort upon conversion of $250,000 in principal amount plus interest on the debenture purchased by the Bank in the April offering and $250,000 in principal amount plus interest on a debenture purchased by the Bank in our February offering.

         Effective as of June 12, 2000, David Shomaker executed an unsecured promissory note in favor of our company in the principal amount of $15,000, with interest on the unpaid principal balance at an annual rate of 10%. As of September 30, 2000, the entire outstanding principal balance of this note, including accrued interest thereon, was zero.

         In July 2000, we issued an aggregate of 20,989 shares of common stock to Bank Insinger de Beaufort, of which 8,219 shares were issued as back-payment of accrued and unpaid interest owed on certain previously fully converted debentures purchased by the Bank in September 1999 and 12,770 shares were issued as payment of interest owed on the debentures purchased by the Bank in the April offering; additionally, we issued an aggregate of 213,187 shares of common stock of which 88,828 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC upon conversion by each of them of $50,000 in principal amount plus interest on the debentures purchased by each of them in the April offering, and of which 35,531 shares were issued to Equilibrium Equity, LLC upon conversion of $20,000 in principal amount plus interest on the debenture purchased by it in the April offering.

         In August 2000, our company issued an aggregate of $1,500,000 of 10% convertible debentures and accompanying warrants to purchase up to 450,000 shares of common stock in a private offering to four accredited investors. Each of the investors, if certain conversion limitations are disregarded, were beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.97 per share and 66.66% of the average closing bid price of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants were exercisable into shares of common stock at an initial exercise price of $1.90 per share. Each of AJW Partners, LLC and New Millennium Capital Partners II, LLC purchased $625,000 of these debentures and received a proportionate number of the accompanying warrants. Equilibrium Equity, LLC purchased $250,000 of these debentures and received a proportionate number of the accompanying warrants.

         In August 2000, we issued an aggregate of 52,680 shares of common stock, of which 21,950 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and of which 8,780 were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by them in the April offering; additionally, we issued an aggregate of 645,409 shares of common stock of which 268,920 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $150,000 in principal amount plus interest on the debentures purchased by each of them in the April offering and of which 107,569 shares were issued to Equilibrium Equity, LLC upon conversion of $60,000 in principal amount plus interest on the debenture purchased by it in the April offering.

         In August 2000, we issued 30,000 shares of common stock valued at $22,500 to Lisa Lawrence as compensation for services rendered.

         In August 2000, we granted non-qualified stock options to purchase shares of common stock at $.75 per share, which was the closing sale price of a share of common stock on the trading day immediately preceding that date, pursuant to our 2000 Stock Option Plan to certain officers and directors as follows: Alex Kanakaris received an option to purchase 762,500 shares, John McKay received an option to purchase up to 50,000 shares and Lisa Lawrence received an option to purchase up to 150,000 shares.

         In September 2000, we issued an aggregate of 101,450 shares of common stock, of which 43,116 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $21,250 in principal amount plus interest on the debentures purchased by each of them in the April offering and of which 15,218 shares were issued to Equilibrium Equity, LLC upon conversion of $7,500 in principal amount plus interest on the debenture purchased by it in the April offering.

         In October 2000, we issued an aggregate of 191,687 shares of common stock, of which 115,555 shares were issued to Bank Insinger de Beaufort, 31,680 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 12,772 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by the Bank, AJW Partners, New Millennium and Equilibrium Equity in the April offering. Also, we issued 155,238 shares of common stock to the Bank upon conversion of $50,000 in principal amount plus interest on the debentures purchased by the Bank in the April offering. Finally, we issued an aggregate of 190,697 shares of common stock, of which 81,046 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC upon conversion by each of them of $23,375 in principal amount plus interest on the debentures purchased by each of them in the April offering and of which 28,605 shares were issued to Equilibrium Equity, LLC upon conversion of $8,250 in principal amount plus interest on the debenture purchased by it in the April offering.

         In November 2000, we issued an aggregate of 27,223 shares of common stock, of which 11,359 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC and of which 4,505 shares of common stock were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by each of them in the April offering. Also, we issued 1,575,307 shares of common stock to Bank Insinger de Beaufort upon conversion of $400,000 in principal amount plus interest on the debentures purchased by the Bank in the April offering. Finally, we issued an aggregate of 1,093,912 shares of common stock, of which 464,912 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $116,875 in principal amount plus interest on the debentures purchased by each of them in the April offering and of which 164,088 shares were issued to Equilibrium Equity, LLC upon conversion of $41,250 in principal amount plus interest on the debenture purchased by it in the April offering.

         On November 6, 2000, we issued 50,000 shares of common stock valued at $19,000 to Jeff Hall as compensation for consulting services rendered.

         On November 6, 2000, we issued 100,000 shares of common stock valued at $38,000 to Rose Forbes as compensation for consulting services rendered.

         On November 6, 2000, we issued 250,000 shares of common stock valued at $95,000 to Lisa Lawrence as compensation for extraordinary services rendered.

         On November 6, 2000, we issued 50,000 shares of common stock valued at $19,000 to Pat McKenna as compensation for consulting services rendered.

         In December 2000, we issued 2,024,016 shares of common stock to Bank Insinger de Beaufort upon conversion of $380,000 in principal amount plus interest on the debentures purchased by the Bank in the April offering. Also, we issued an aggregate of 867,138 shares of common stock, of which 368,533 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $72,675 in principal amount plus interest on the debentures purchased by each of them in the April offering and of which 130,072 shares were issued to Equilibrium Equity, LLC upon conversion of $25,650 in principal amount plus interest on the debenture purchased by it in the April offering.

         On December 1, 2000, we issued 50,000 shares of common stock valued at $11,750 to Tom Hughes as compensation for consulting services rendered.

         On December 11, 2000, we issued 2,000,000 shares of common stock valued at $510,000 to Alex Kanakaris as a stock bonus for extraordinary services rendered.

         As of January 5, 2001, we issued in January 2001 an aggregate of 360,794 shares of common stock, of which 63,430 shares were issued to Bank Insinger de Beaufort, 123,208 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 50,948 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by the Bank, AJW Partners, New Millennium and Equilibrium Equity in the April offering. Also, we issued an aggregate of 300,247 shares of common stock, of which 127,605 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $20,400 in principal amount plus interest on the debentures purchased by each of them in the April offering and of which 45,037 shares were issued to Equilibrium Equity, LLC upon conversion of $7,200 in principal amount plus interest on the debenture purchased by it in the April offering.

         On January 5, 2001, our company issued an aggregate of $650,000 of 12% convertible debentures and accompanying warrants to purchase up to 3,900,000 shares of common stock in a private offering to four accredited investors. Each of the investors, if certain conversion limitations are disregarded, were beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially are convertible into shares of common stock at the lesser of $.15 per share and 62.5% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants are exercisable into shares of common stock at the lesser of $.125 per share and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise. Bristol Investment Fund, Ltd. purchased $400,000 of these debentures and received a proportionate number of the accompanying warrants. Each of AJW Partners, LLC and New Millennium Capital Partners II, LLC purchased $104,125 of these debentures and received a proportionate number of the accompanying warrants. Equilibrium Equity, LLC purchased $41,750 of these debentures and received a proportionate number of the accompanying warrants.

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

                                       40




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

         10.39..............................Registration Rights Agreement dated as of February 4, 2000 by and between the Registrant and the investors named
                                            therein****
                                       41



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

                                       42





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

                               KANAKARIS WIRELESS
                    (FORMERLY KANAKARIS COMMUNICATIONS, INC.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                        ---------------------------------


         In July 2000, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 whereby 15,231,886 shares of the Company's common stock underlying portions of the convertible debentures and warrants issued in 2000 and described in Note 11(B) and
         Note 11(C) were registered for resale by the holders of the debentures and warrants. In addition, the 866,667 shares registered in January 2000 and 1,293,204 of the shares registered in March 2000 were carried forward onto this registration statement.

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

Dated: January 24, 2001                KANAKARIS WIRELESS

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

        SIGNATURE                          TITLE                           DATE
        ---------                          -----                           ----
/S/ ALEX F. KANAKARIS              Chairman of the Board,             January 24, 2001
----------------------------       President, Chief Executive
Alex F. Kanakaris                  Officer, and Director
                                   (Principal Executive
                                   Officer)

/S/ BRANCH LOTSPEICH               Vice Chairman of the Board,        January 24, 2001
----------------------------       Vice President, Secretary
Branch Lotspeich                   and Director

/S/ DAVID THOMAS SHOMAKER          Acting Chief Financial             January 24, 2001
----------------------------       Officer (Principal Financial
David Thomas Shomaker              Officer)

/S/ JOHN ROBERT McKAY              Director                           January 24, 2001
----------------------------
John Robert McKay

                                   Director                           January 24, 2001
----------------------------
Patrick McKenna

/S/ LISA LAWRENCE                  Vice President of Internet         January 24, 2001
----------------------------       and Director
Lisa Lawrence

/S/ ROBERT SHERRY                  Director                           January 24, 2001
----------------------------
Robert Sherry

                                   Director                           January 24, 2001
----------------------------
Jeff Hall

/S/ ROSE FORBES                    Director                           January 24, 2001
----------------------------
Rose Forbes

                                   Director                           January 24, 2001
----------------------------
Thomas S. Hughes

                                   Director                           January 24, 2001
----------------------------
Charles Moore



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