Form 10QSB
period 2000-12-31
KANAKARIS WIRELESS
filed 2001-02-14
CIK 1066624

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

         The number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 49,252,793 on February 12, 2001.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheet as of
         December 31, 2000 (unaudited)................................   F-1

         Condensed Consolidated Statements of Operations
         for the three months ended December 31, 2000 and
         1999 (unaudited).............................................   F-3

         Condensed Consolidated Statement of Comprehensive
         Loss for the three months ended December 31, 2000
         (unaudited)..................................................   F-4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended December 31, 2000
         and 1999 (unaudited).........................................   F-5

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity for the three months ended
         December 31, 2000 (unaudited)................................   F-7

         Notes to Condensed Consolidated Financial
         Statements (unaudited).......................................   F-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................     3


                                PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS............................................    10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................    12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................    13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    13

ITEM 5.  OTHER INFORMATION............................................    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................    13

SIGNATURES............................................................    14

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                      Condensed Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)


ASSETS
------

Current assets:
   Cash and cash equivalents                                         $    5,824
   Accounts receivable                                                  342,469
   Inventories                                                            3,457
   Current maturities of note and loan receivable - net                 102,500
   Current maturities of notes receivable -
      shareholders and related parties                                  234,530
   Interest receivable                                                   22,171
   Prepaid expenses                                                     207,650
   Advances to suppliers                                                    700
                                                                     -----------

           TOTAL CURRENT ASSETS                                         919,301
                                                                     -----------

Property and equipment, net of accumulated
   depreciation and amortization                                         49,957
                                                                     -----------

Other assets:
   Investments (at market value)                                        248,000
   Notes receivable - shareholders and
      related parties - noncurrent                                       36,280
   Note and loan receivable - noncurrent                                 78,500
   Film library - net of amortization                                   453,822
   Goodwill - net of amortization                                       341,405
   Other                                                                    875
                                                                     -----------

           TOTAL OTHER ASSETS                                         1,158,882
                                                                     -----------

           TOTAL ASSETS                                              $2,128,140
                                                                     ===========


     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                      Condensed Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable and accrued expenses                          $    990,687
   Convertible debentures                                            2,389,000
   Due to former shareholder of subsidiary                             101,088
   Deferred revenue                                                    750,000
                                                                  -------------

           TOTAL CURRENT LIABILITIES                                 4,230,775
                                                                  -------------

Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 Class A Convertible issued
       and outstanding                                                  10,000
   Common stock, $0.001 par value; 1,000,000,000
       shares authorized; 45,732,512 issued and
       outstanding                                                      45,733
   Additional paid-in capital                                       22,477,160
   Accumulated deficit                                             (23,882,268)
   Less subscription receivable
       (1,260,000 shares, common)                                       (1,260)
   Comprehensive loss                                                 (752,000)
                                                                  -------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                  (2,102,635)
                                                                  -------------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY (DEFICIENCY)                      $  2,128,140
                                                                  =============


     See accompanying notes to condensed consolidated financial statements.


                               KANAKARIS WIRELESS AND SUBSIDIARIES
                       (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                         Condensed Consolidated Statements of Operations
                                           (Unaudited)

                                                           Three Months    Three Months
                                                               Ended           Ended
                                                              Dec 31,         Dec 31,
                                                               2000            1999
                                                          -------------   -------------
Net sales                                                 $    554,313    $     93,588

Cost of sales                                                  256,097          67,830
                                                          -------------   -------------

           GROSS PROFIT                                        298,216          25,758
                                                          -------------   -------------

Operating expenses:
   Executive compensation                                      673,300          98,112
   Salaries                                                    161,194          42,325
   Payroll taxes and employee benefits                           6,954          12,770
   Consulting services                                       1,070,438       1,065,480
   Royalties                                                         -           2,333
   Travel and entertainment                                     68,484          35,249
   Telephone and utilities                                      15,458          12,652
   Marketing, advertising and investor relations               393,164         211,175
   Professional fees                                           176,319         216,713
   Rent                                                          6,473           7,899
   Office and other expenses                                    97,943          17,607
   Equipment rental and expense                                    601             953
   Insurance                                                    17,940           7,539
   Depreciation and amortization                                35,720          10,495
   Taxes - other                                                 2,400           2,400
   Bank charges                                                    277             661
   Website development                                          29,460               -
                                                          -------------   -------------

           TOTAL OPERATING EXPENSES                          2,756,125       1,744,363
                                                          -------------   -------------

       Loss before interest and other income
          (expense)                                         (2,457,909)     (1,718,605)

       Financing and other income (expense), net               (83,513)          2,321
                                                          -------------   -------------

       Net loss                                           $ (2,541,422)   $ (1,716,284)
                                                          =============   =============

       Net loss per common share -
          basic and diluted                               $       (.06)   $       (.06)
                                                          =============   =============

       Weighted average common shares
          outstanding - basic and diluted                   39,579,807      26,811,483
                                                          =============   =============


             See accompanying notes to condensed consolidated financial statements.

                                               F-3

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                         Statement of Comprehensive Loss
                  For the Three Months Ended December 31, 2000
                                   (Unaudited)


Net Loss                                                    $(2,541,422)

Other comprehensive loss:
   Unrealized loss on securities                               (752,000)
                                                            ------------

Comprehensive loss                                          $(3,293,422)
                                                            ============

     See accompanying notes to condensed consolidated financial statements.


                               KANAKARIS WIRELESS AND SUBSIDIARIES
                       (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                         Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended December 31, 2000 and 1999
                                           (Unaudited)

                                                                    2000            1999
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(2,541,422)    $(1,716,284)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                   7,091           6,563
           Depreciation and amortization                             28,629           4,082
           Deferred advertising income realized                    (250,000)              -
           Compensation, consulting, marketing and
             professional services, incurred in exchange
             for common stock                                     1,683,587       1,029,400
           Consulting services incurred in exchange
             for stock options                                       31,352               -
           Convertible debt-interest cost                           119,942               -
   Changes in assets and liabilities (Increase) decrease in:
             Accounts receivable                                    (40,223)        107,682
             Inventory                                                  998            (250)
             Prepaid expenses                                        51,438          24,336
             Advances to suppliers and security deposits               (175)              -
             Interest receivable                                    (12,102)         (2,403)
       Increase (decrease) in:
             Accounts payable and accrued expenses                  192,695         (24,432)
             Royalties payable                                            -          53,090
             Other current liabilities                                    -          12,837
                                                                ------------    ------------

           NET CASH USED IN OPERATING ACTIVITIES                   (728,190)       (505,379)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (4,676)        (10,306)
   Decrease in notes receivable -
      shareholders and related parties                               74,529          61,694
   Proceeds from notes receivable - other                            24,000               -
   Acquisition of film library                                      (24,940)              -
                                                                ------------    ------------

           NET CASH PROVIDED BY
           INVESTING ACTIVITIES                                      68,913          51,388
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from  notes payable                                           -          35,000
   Proceeds from convertible debt                                         -         337,500
   Proceeds from sale of common stock                                50,000             136
   Proceeds from additional paid in capital                               -          67,864
                                                                ------------    ------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                 50,000         440,500
                                                                ------------    ------------

Net decrease in cash and cash equivalents                          (609,277)        (13,491)

Cash and cash equivalents, beginning of period                      615,101         155,063
                                                                ------------    ------------

Cash and cash equivalents, end of period                        $     5,824     $   141,572
                                                                ============    ============

          See accompanying notes to condensed consolidated financial statements.

                                               F-5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 2000, the Company issued 4,942,949 shares of common stock for consulting, marketing and professional services having a fair value of $1,683,587.

During the three months ended December 31, 2000, the Company issued 500,000 stock options to a consultant for current and future services having a fair value of $125,407, of which $31,352 has been expensed in the current three month period and $94,055 has been prepaid as of December 31, 2000.

During the three months ended December 31, 1999, the Company issued 1,426,000 shares of common stock for consulting services having a fair value of $1,029,400.

     See accompanying notes to condensed consolidated financial statements.

                               KANAKARIS WIRELESS AND SUBSIDIARIES
                       (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
        Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                          For the Three Months Ended December 31, 2000
                                           (Unaudited)

                                         Common Stock Issued           Preferred Stock
                                      -------------------------    ------------------------
                                        Shares        Amount         Shares       Amount         APIC
                                      -----------  ------------    ----------  ------------  ------------
Balances
September 30, 2000                    34,597,678   $    34,598     1,000,000   $    10,000   $19,178,359

   Stock issued for cash:                 66,667            67             -             -        49,933

   Stock issued for:
     Compensation                      2,275,000         2,275             -             -       609,100
     Consulting services               2,017,949         2,018             -             -       873,194
     Marketing, advertising
       and investor relations            600,000           600             -             -       177,400
     Professional
       services                           50,000            50             -             -        18,950

   Converted debentures                6,125,218         6,125             -             -     1,444,817

   Issuance of 500,000 common
     stock options to a consultant             -             -             -             -       125,407

   Unrealized loss on
     investment                                -             -             -             -             -

   Net (loss)                                  -             -             -             -             -
                                      -----------  ------------    ----------  ------------  ------------
BALANCES
DECEMBER 31, 2000                     45,732,512   $    45,733     1,000,000   $    10,000   $22,477,160
                                      ===========  ============    ==========  ============  ============

continued below:

                                      Accumulated        Stock       Comprehensive
                                        Deficit      Subscriptions       Loss            Total
                                     -------------   -------------   -------------   -------------
Balances
September 30, 2000                   $(21,340,846)   $     (1,260)   $          -    $ (2,119,149)

   Stock issued for cash:                       -               -               -          50,000

   Stock issued for:
     Compensation                               -               -               -         611,375
     Consulting services                        -               -               -         875,212
     Marketing, advertising
       and investor relations                   -               -               -         178,000
     Professional
       services                                 -               -               -          19,000

   Converted debentures                         -               -               -       1,450,942

   Issuance of 500,000 common
     stock options to a consultant              -               -               -         125,407

   Unrealized loss on
     investment                                 -               -        (752,000)       (752,000)

   Net (loss)                          (2,541,422)              -               -      (2,541,422)
                                     -------------   -------------   -------------   -------------
BALANCES
DECEMBER 31, 2000                    $(23,882,268)   $     (1,260)   $   (752,000)   $ (2,102,635)
                                     =============   =============   =============   =============

             See accompanying notes to condensed consolidated financial statements.

                                               F-7

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Basis of presentation
---------------------

The condensed consolidated financial statements included herein have been prepared by Kanakaris Wireless, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Kanakaris Wireless believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with it's financial statements for the year ended September 30, 2000. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year ending September 30, 2001, or any other period.

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

On November 25, 1997, KIW and its stockholders (the "Stockholders") consummated an acquisition agreement with Big Tex Enterprises, Inc. ("Big Tex"), an inactive public shell with no recent operations at that time, whereby the shareholders sold all of their preferred and common stock, which represented 100% of KIW's issued and outstanding capital stock, to Big Tex in exchange for 7,000,000 shares (6,000,000 common, 1,000,000 preferred) of Big Tex's restricted stock, representing 66.67% of the issued and outstanding common stock and 100% of the issued and outstanding preferred stock of Big Tex, aggregating 75% of the total voting rights (the "Exchange"). Big Tex was founded in 1991 for the purpose of lawful business or enterprise, but had been inactive since 1991. Immediately following the exchange, the Company changed its name to Kanakaris Communications, Inc., which was subsequently changed to Kanakaris Wireless on June 2, 2000.

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

COMMITMENTS AND CONTINGENCIES
-----------------------------

Legal Actions
-------------

On September 15, 1999, an individual filed a complaint against the Company and the executive who is the Chairman of the Board, President and Chief Executive Officer in Los Angeles Superior Court alleging breach of contract and fraud. The fraud claim was based primarily on alleged misrepresentation and concealment involving a consulting agreement between the Company and the individual. The individual alleged that he is entitled to certain stock options, of which 75% of the option price allegedly is already deemed paid in exchange for services allegedly rendered to the Company. The individual is attempting to exercise the options for the purchase of a certain number of shares to which he claims to be entitled pursuant to the agreement. The claim against the Company executive was dismissed. The case was submitted for mediation, and a hearing was held resulting in the Company and the individual entering into a Settlement Agreement and General Release on November 1, 2000 whereby the Company agreed to pay $24,000 to the individual and his attorney in three equal installments of $8,000 in exchange for dismissal with prejudice of the entire action after the three payments have been made. As of December 31, 2000, the first payment of $8,000 was made leaving a balance of $16,000. Two additional payments of $8,000 each are due on March 1, 2001 and July 1, 2001. The December 31, 2000 financial statements include $16,000 of accounts payable attributable to this settlement.

On October 14, 1999, an Illinois corporation filed suit against the Company and the Company's stock transfer agent and registrar in the Circuit Court of Cook County, Illinois. The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division. In the complaint, the Illinois corporation sought damages in excess of $50,000 under breach of contract and various other state law theories in connection with the Company's unwillingness to permit them to transfer shares of the Company's common stock held by the Illinois corporation. The Company believes that the shares were wrongfully converted by a predecessor to the Illinois corporation. The Company engaged counsel to analyze the complaint and vigorously defend the Company against all of the Illinois corporation's claims. The Company has counterclaimed and commenced a third-party action against affiliates of the Illinois corporation. A separate action was filed in Utah, but the Utah court stayed that action in favor of the action currently pending in Illinois.

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

In the normal course of business, there may be various other legal actions and proceedings pending which seek damages against the Company. Management believes that the amounts,if any, that may result from these claims, will not have a material adverse effect on the financial statements.

Letters of Intent
-----------------

On November 9, 1999, the Company signed a Memorandum of Understanding with Lain International ("Lain"). Lain will make available to the Company all Spanish language, Spanish dubbed and Spanish sub-titled films for which it has internet distribution rights. The Company will create a KKRS web channel devoted exclusively to these titles. The Company will maintain web visit status, accounting, and will pay Lain royalties on at least a quarterly basis, in an amount of 50% of the gross share of advertising, subscription and pay- per-view fees for the channel devoted to Lain films, minus 50% of encoding, bandwidth and advertising charges.

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

Advertising Agreement
---------------------

On November 14, 2000, the Company entered into an advertising agreement with eConnect, a publicly traded corporation. The terms of the agreement grant eConnect the exclusive ability to place banner advertisements with hyperlinks on the home pages of CinemaPop.com and WordPop.com, the Company's web sites for movies and books. The Company will also send one e-mail message per month to each member of its subscriber and web partner base with a message provided by eConnect and include information about eConnect's eCash pad product in trade magazine advertisements. Additionally, the Company plans to provide, through a hyperlink included on eConnect's web site, access to several video feature films so that it may demonstrate the eCash pad ordering system.

The term of this agreement is for six months, with one six-month renewal option. In consideration for the services the Company will render under this agreement, the Company was paid $1,000,000 in the form of eConnect restricted stock valued at the closing price of $1.25 per share on November 14, 2000, amounting to 800,000 shares. As of December 31, 2000, the stock was valued at $.31 per share and the Company recorded an unrealized loss on investment of $752,000. This amount is shown in the Company's statement of comprehensive loss.

Service Agreements
------------------

The Company signed an agreement with ValueClick in January of 2000 whereby ValueClick will drive advertisers to the Kanakaris web site. The Company receives $.20 each time a customer clicks on a ValueClick-served ad. The Company will also receive $.03 per click whenever a customer clicks on a Company-referred web site.

In February 2000, the Company entered into an agreement with Wave Systems Corp., which provides the transactional capability to enable Kanakaris Wireless to implement the subscription and pay-per-view revenue collection portion of its Internet based business plan.

On March 1, 2000, the Company entered into a one-year agreement with Sonar Network, (a business unit of DoubleClick, Inc. "Doubleclick") to sell media space on the Company's various web sites for the display of advertising. The Company will receive 50% of the net revenues generated from the sale of such advertising.

In June 2000, the Company entered into a one year agreement with the Fortino Group, Inc. Based upon the terms of the contract, the Fortino Group will provide media relations services in connection with the marketing and promotion of the Company's business, products and/or services. The Company will pay approximately $300,000 for these services. During the year ended September 30, 2000, $100,000 of this amount was paid and charged to operations. Additional services in the amount of $75,000 were received during the three months ended December 31, 2000. This amount was charged to operations and included in accounts payable.

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

On August 23, 1999, the Company entered into a one-year agreement with ScreamingMedia, Inc. to receive daily customized content updates for the Company's web site. Under the terms of this agreement, the Company will pay ScreamingMedia $12,000, of which $3,000 was paid in August 1999. The balance of $9,000 is payable in twelve monthly installments of $750.

On November 17, 1999, and effective December 7, 1999, the Company entered into an agreement with Microsoft Corporation ("Microsoft"). Microsoft will assist the Company with the development of an audio/video-enhanced web site which delivers timely and relevant audio-visual content using Windows Media technologies in a broadband network infrastructure.

On March 6, 2000, the Company entered into a one year Jumpstart Program Agreement with Microsoft whereby Microsoft will assist the Company with the development of an audio/video-enhanced web site which delivers timely and relevant audio/visual content. No expense or income has been recorded by the Company relating to this agreement because under APB No. 29, Accounting For Non-monetary Transactions, the fair values of such web site promotions are not determinable within reasonable limits.

On April 20, 2000 the Company entered into a distribution agreement with John Clark for the Internet distribution rights to his book "Dead Angel" which pertain to Clark's relationship to Jerry Garcia. Kanakaris will pay $7,000 to support completion of the book and $6,000 in expenses for promotional interviews with Cliff Garcia and others as well as a promotional party to be webcast on the Company's web site and made into a videotape. In consideration of this, Clark agreed to pay to the Company, in perpetuity, a 50% royalty of the gross sales of the book over the Internet and for two years to pay to the Company 50% of all royalties generated by the book, and the interview and party video, as well as all other ancillary rights.

In May 2000, the Company entered into an agreement with Meiselman-Rede Media Group (MRMG). Based upon the terms of the agreement, the Company paid MRMG $100,000 in exchange for the future Internet distribution rights to the first sixteen (16) two (2) minute duration episodes of a project known as Paris Falls. The $100,000 payment has been accounted for as a prepaid expense. As of December 31, 2000, $50,000 of the payment was still a prepaid expense and $12,500 was expensed during the three months ended December 31, 2000.

In June 2000, the Company entered into a six month agreement with Stockcom International, Inc. whereby the Company will receive various advertisement services in exchange for $28,000, $4,000 of which was due upon signing and $4,000 of which was and is due during each of the six months following the effective date of the agreement.

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

On May 29, 2000, the Company entered into an agreement with Tribune Media Services, Inc. ("TMS"). Under the agreement TMS will provide movie title and background information to be viewed in conjunction with the Company's on-line movies. The agreement is for 600 movies for a fee of $2.50 per movie.

REVOLVING LINE OF CREDIT
------------------------

On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement ("the Agreement") with Alliance Equities Inc. ("Alliance"), a Florida-based venture capital firm, which expires December 10, 2001. Under the terms of the Agreement, Alliance has made available a $7 million revolving line of credit with interest on the unpaid principal at 10% per annum. The funds from the line of credit will enable the Company to pursue current Internet opportunities and commerce development. Under the terms of the Agreement the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to the Lender. Additionally, the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. As of December 31, 2000, no amounts were outstanding under this line of credit. Furthermore, in a separate memorandum of agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services, at the option of the Company, either in cash, or through the issuance of stock or credit towards the purchase of stock. As of December 31, 2000, the Company issued to Alliance 1,400,000 shares of the Company's common stock valued at approximately $530,000 for consulting services.

STOCK OPTION PLAN
-----------------

In May 2000, the Company's board of directors and stockholders approved a stock option plan (the "2000 Plan"). The 2000 Plan is designed to offer an incentive-based compensation system to employees, officers and directors of the Company, and to employees of companies which do business with the Company. The 2000 Plan provides for the grant of incentive stock options and non-qualified stock options. A total of 3,000,000 shares of common stock are authorized for issuance under the Plan.

On May 4, 2000, the Company granted under the 2000 Plan, 87,500 options to non-employee consultants. Effective May 25, 2000, the Company's board of directors approved grants under the 2000 Plan of 1,950,000 options to various officers, directors and employees. On August 2, 2000, the Company's board of directors approved the grant under the 2000 Plan of an additional 962,500 options to various officers and employees.

DEBENTURE INVESTORS
-------------------

In order to provide working capital and financing for the Company's expansion, on various dates during 2000, the Company entered into several agreements with four accredited investors the ("Purchasers") whereby the Purchasers acquired aggregates of $1,000,000 and $4,500,000 of the Company's 10% Convertible Debentures, due February 1, 2001 and May 1, 2001, respectively.

The Purchasers have converted portions of the 2000 debentures and accrued interest into shares of common stock of the Company at various times at the initial per share conversion price which was equal to the lesser of $.97 and 66.66% of the average closing bid price during the 20 trading days immediately preceding the conversion dates.

The debentures contain a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the market price on the date of issuance, the fixed conversion price shall be adjusted as stipulated in the agreements governing such debentures.

As of December 31, 2000, the Company was indebted for an aggregate of $2,389,000 on these convertible debentures.

RELATED PARTY TRANSACTIONS
--------------------------

During the three months ended December 31, 2000, the Company issued an aggregate of 2,500,000 shares of its common stock to officers, directors, and consultants who subsequently became directors, having an aggregate fair market value of $692,750.

SEGMENT INFORMATION
-------------------
                                          Internet      Modular
                                          Commerce      Consoles       Total
                                        ------------  ------------  ------------

For the three months ended December 31:

1999
----
   Revenues                             $       278   $    93,310   $    93,588
   Segment profit (loss)                 (1,696,803)      (19,481)   (1,716,284)
   Total assets                             666,243       126,340       792,583
   Additions to long-lived assets             9,724           582        10,306
   Depreciation and amortization              9,730           765        10,495

2000
----
   Revenues                             $   261,076   $   293,237   $   554,313
   Segment (loss)                        (2,584,243)       42,821    (2,541,422)
   Total assets                           1,986,574       141,566     2,128,140
   Additions to long-lived assets            29,616             -        29,616
   Depreciation and amortization             35,658            62        35,720

YEAR 2000 COMPLIANCE
--------------------

The Company considered the effects that Year 2000 Issues could have on its operations. Costs attributed to the purchase of new software and hardware have been capitalized, and other costs were expensed as incurred. The Company has not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, the Company will continue to monitor all relevant systems to the extent the Company believes is appropriate.

SUBSEQUENT EVENTS
-----------------

In order to provide future working capital and financing for the Company's expansion, effective as of January 5, 2001, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of the Company's 12% Convertible Debentures due January 5, 2002.

The Purchasers are making investments in tranches, the first in the aggregate amount of $650,000, which was received upon signing of the definitive investment agreements and the second, in the aggregate amount of $650,000, which is required to be made on or before March 9, 2001.

Upon the issuance of the first $650,000 of convertible debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested or required to be invested in the two $650,000 tranches of convertible debentures. The exercise price of the warrants is equal to the lesser of (i) $0.125 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately preceding the exercise date. No additional warrants will be issued by the Company at the time the second $650,000 of convertible debentures are purchased. For all debentures issued, interest will be 12% per annum, payable quarterly in common stock or cash at the option of the investor.

The debentures are immediately convertible into shares of the Company's common stock. The conversion price for the initial $650,000 of debentures is equal to the lesser of (i) $0.15 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately prior to the conversion date discounted by 37.5%.

Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company will expense as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price. There will be no amortization period for these financing costs since the debentures will be convertible immediately upon issuance.

The Company has registered with the Securities and Exchange Commission on Form SB-2, shares of the Company's common stock underlying the convertible debentures and the 3,900,000 shares of the Company's common stock underlying the accompanying warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our consolidated financial statements and notes to financial statements contain forward-looking statements which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.

         We have incurred significant losses since our inception. As of December 31, 2000, we had an accumulated deficit of $23,882,268. We expect to incur substantial operating losses for the foreseeable future. Our results of operations have been and may continue to be subject to significant fluctuations. The results for a particular period may, without limitation, vary due to a number of factors, many of which are beyond our control, including:


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

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this document, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section of this document could cause our operating results, including our net income (loss) or growth in net income (loss) to differ materially from prior results. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in our operating results could, among other things, cause the price of our common stock to fluctuate substantially.

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

         To date, substantially all of our revenues have been derived through sales of our data control console systems. However, we have implemented a number of means through which we anticipate deriving a significant portion of our revenues from our Internet and e-commerce businesses. In fact, during the quarter ended December 31, 2000, approximately 47% of our revenues were from our Internet business. Our current business strategy includes expansion of our data control console business and a significant emphasis upon developing and expanding our Internet and e-commerce businesses. In that regard, we anticipate deriving revenue from, among other sources:

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

COMPARISON OF RESULTS OF OPERATIONS FOR QUARTERS ENDED DECEMBER 31, 2000 AND
1999

         NET SALES. Net sales increased $460,725 (492%) from $93,588 for the quarter ended December 31, 1999 to $554,313 for the quarter ended December 31, 2000. Net sales derived from our e-commerce business increased $260,798 from $278 for the quarter ended December 31, 1999 to $261,076 for the quarter ended December 31, 2000. This increase was primarily due to an increase in advertising revenue generated from our web sites. Net sales derived from our data control console business increased $199,927 (214%) from $93,310 for the quarter ended December 31, 1999 to $293,237 for the quarter ended December 31, 2000. This increase was primarily due to an increase in sales of our OPCON Modular System.

         GROSS PROFIT. Gross profit increased $272,458 (1,058%) from a gross profit of $25,758 for the quarter ended December 31, 1999 to a gross profit of $298,216 for the quarter ended December 31, 2000. This increase in gross profit was due primarily to the increase in total sales noted above.

         OPERATING EXPENSES. Total operating expenses increased $1,011,762 (58%) from $1,744,363 for the quarter ended December 31, 1999 to $2,756,125 for the quarter ended December 31, 2000. This increase in total operating expenses was due primarily to an increase in marketing, advertising and investor relations costs, executive compensation, salaries, and office and other expenses. Marketing, advertising and investor relations costs increased $181,989 (86%) from $211,175 for the quarter ended December 31, 1999 to $393,164 for the quarter ended December 31, 2000, primarily due to our increased consumer and trade advertising and marketing. Executive compensation increased $575,188 (586%) from $98,112 for the quarter ended December 31, 1999 to $673,300 for the quarter ended December 31, 2000, primarily due to the issuance of common stock to executives. Salaries increased $118,869 (281%) from $42,325 for the quarter ended December 31, 1999 to $161,194 for the quarter ended December 31, 2000, due to both increases in staff and increases in salaries of existing staff. Office and other expenses increased $80,336 (456%) from $17,607 for the quarter ended December 31, 1999 to $97,943 for the quarter ended December 31, 2000. Professional fees, however, decreased $40,394 (19%) from $216,713 for the quarter ended December 31, 1999 to $176,319 for the quarter ended December 31, 2000. Some of these operating expenses were paid through the issuance of shares of our common stock to the service provider.

         INTEREST AND OTHER EXPENSE. Interest and other expense increased $85,834, from $2,321 of income for the quarter ended December 31, 1999 to $83,513 of expense for the quarter ended December 31, 2000. This increase in other expense was due to the financing cost of issuing stock as payment of interest accrued and payable on, and upon conversion of portions of the principal balances of our convertible debentures.

         NET LOSS. Net loss increased $825,138 (48%) from $1,716,284 for the quarter ended December 31, 1999 to $2,541,422 for the quarter ended December 31, 2000. This increase in net loss was due to increased operating expenses, as discussed above.

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

         OPERATING EXPENSES. Total operating expenses increased $5,577,225 (152%) from $3,673,250 for the year ended September 30, 1999 to $9,250,475 for the year ended September 30, 2000. This increase in total operating expenses was due primarily to an increase in consulting fees, marketing, advertising and investor relations costs, and other professional fees. Consulting fees increased $2,351,740 (176%) from $1,339,287 for the year ended September 30, 1999 to
$3,691,027 for the year ended September 30, 2000. Marketing, advertising and investor relations costs increased $1,454,784 (177%) from $822,306 for the year ended September 30, 1999 to $2,277,090 for the year ended September 30, 2000, primarily due to our increased consumer and trade advertising and marketing. Professional fees increased $926,693 (150%) from $616,282 for the year ended September 30, 1999 to $1,542,975 for the year ended September 30, 2000. Each of These operating expenses were paid with cash and/or through the issuance of shares of our common stock to the service provider.

         INTEREST AND OTHER EXPENSE. Interest and other expense increased $3,790,921, from $175,661 for the year ended September 30, 1999 to $3,966,582 for the year ended September 30, 2000. This increase in other expense was due to the financing cost of issuing stock as payment of interest accrued and payable on, and upon conversion of portions of the principal balances of our convertible debentures.

         NET LOSS. Net loss increased $9,434,846 (266%) from $3,541,860 for the year ended September 30, 1999 to $12,976,706 for the year ended September 30, 2000. This increase in net loss was due to a combination of decreased sales, decreased gross profit, increased operating expenses, and increased interest and other expense, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. We also have available to us a $7,000,000 revolving line of credit from Alliance Equities which can be drawn upon by us for up to $500,000 per month, with interest to accrue at the rate of 10% per annum. However, during the fiscal year ended September 30, 2000 and through February 12, 2001, no amounts were outstanding under the line of credit.

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

         In April and August 2000, we issued an aggregate of $4,500,000 of our 10% Convertible Debentures due May 1, 2001, which were accompanied by warrants to purchase up to an aggregate of 1,350,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $3,905,000. The shares of common stock underlying the debentures and warrants were registered by us for resale by the purchasers. As of February 12, 2001, $2,601,500 of the principal amount plus certain interest payments had been converted into shares of common stock.

         In January 2001, we issued $650,000 of 12% convertible debentures due January 5, 2002 to four accredited investors. The debentures were accompanied by warrants to purchase up to 3,900,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $631,500. We have registered for resale by the investors the shares of common stock underlying the debentures and warrants. Under the terms of the debenture purchase documents, the investors are obligated to purchase, and we are obligated to issue, additional debentures in the aggregate principal amount of $650,000 on or before March 9, 2001. To the extent debentures issued by us are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         During the quarter ended December 31, 2000, we incurred a negative cash flow from operating activities of $780,190. As of December 31, 2000, we had a negative working capital of $3,311,474 and an accumulated deficit of $23,882,268. As of that date, we had $5,824 in cash and cash equivalents, $342,469 in accounts receivable, $102,500 in notes receivable from non-stockholders, a net value for our film library of $453,822 and accounts payable and accrued expenses of $990,687.

         Cash used in our operating activities totaled $728,190 for the quarter ended December 31, 2000, as compared to $505,379 for the quarter ended December 31, 1999. Cash provided by our investing activities totaled $68,913 for the quarter ended December 31, 2000. Cash provided by our investing activities totaled $51,388 for the quarter ended December 31, 1999.

         Cash provided by our financing activities totaled $50,000 for the quarter ended December 31, 2000 and $440,500 for the quarter ended December 31, 1999. We raised none of the cash provided by financing activities during the quarter ended December 31, 2000 and $337,500 of the cash provided by financing activities during the quarter ended December 31, 1999 from the issuance of our convertible debentures.

         For the quarter ended December 31, 2000, we had net sales of $554,313 and a net loss of $2,541,422, of which loss $1,870,601 (74%) consisted of non-cash expenses. These non-cash expenses included the issuance of common stock and options to purchase common stock that we issued to various individuals and entities as compensation for services rendered.

         In an effort to increase sales related to our Internet business, we are implementing a variety of strategies, including posting online advertisements directed at executive management of other public companies. Other business strategies that we intend to implement include requiring online user registration for all movie viewing on our web sites, soliciting monthly subscriptions to and pay-per-view sales of movie viewing on our web sites, introducing revenue- sharing web partner programs and improving tracking of our market share. We believe that if we are successful in implementing these business strategies, we will generate increased revenues from our Internet business segment. Additionally, in order to reduce the cost of generating movie revenues, we plan to bring the encoding process for films in-house in conjunction with the development of our proprietary software.

         In an effort to increase sales of our data control console products, in 2000 we hired two exclusive sales representatives. In addition, we increased our original equipment manufacturing capacity by adding additional manufacturing representation and launched a new marketing campaign that included high-impact sales literature and a cutting-edge web site at www.desience.com. We believe that if we are successful in implementing our business strategies for our module consoles segment, we will generate increased revenues from this segment.

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

IMPACT OF YEAR 2000

            We have not experienced any significant problems as a result of the arrival of the Year 2000. Although no significant problems have materialized to date, we will continue to monitor our information technology and other systems to the extent we believe such monitoring is necessary.

                                  RISK FACTORS

         An investment in our common stock involves a high degree of risk. You should consider, among other things, the following factors carefully before deciding to purchase any shares of our common stock.

WE HAVE INCURRED OPERATING LOSSES, EXPECT CONTINUED LOSSES AND MAY NOT ACHIEVE PROFITABILITY. IF WE CONTINUE TO LOSE MONEY, WE MAY HAVE TO CURTAIL OUR OPERATIONS

         Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of December 31, 2000, we had an accumulated deficit of $23,882,268. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business, especially our Internet-based business.

OUR COMMON STOCK IS SUBJECT TO SUBSTANTIAL DILUTION, AND WE MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD FURTHER DILUTE OUR STOCKHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS

         Historically, we have relied upon cash from financing activities and revenues generated from operations to fund all of the cash requirements of our company's activities. We have not been able to generate any significant cash from our operating activities in the past and cannot assure you that we will be able to do so in the future. As a result, we have issued securities that are convertible into or exercisable for a substantial number of shares of our common stock. We may also require new financing in addition to our line of credit with Alliance Equities. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also further dilute existing stockholders' equity. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

WE RELY HEAVILY ON OUR KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris. The loss of Mr. Kanakaris could have a material adverse effect on our company. We are the beneficiary of a term life insurance policy in the amount of $8,000,000 covering Mr. Kanakaris. We have not entered into any employment agreement with Mr. Kanakaris or any other officer of our company.

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

         In January 2001, the counsel for Institutional Management and its affiliates withdrew from representing the aforementioned companies in the litigation. Institutional Management and its affiliates have yet to retain new counsel, but must do so before the next status hearing scheduled to occur in March 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Sales of Unregistered Securities During Quarter Ended December 31, 2000
         -----------------------------------------------------------------------

         In October 2000, we issued an aggregate of 537,622 shares of common stock to four investors in connection with regular interest payments and upon conversion of an aggregate of $105,000 of principal plus related interest on our convertible debentures.

         In November 2000, we issued an aggregate of 2,696,442 shares of common stock to four investors in connection with regular interest payments and upon conversion of an aggregate of $675,000 of principal plus related interest on our convertible debentures.

         In November 2000, we issued 50,000 shares of common stock valued at $19,000 to a consultant who subsequently became a director of our company as compensation for services rendered.

         In November 2000, we issued 100,000 shares of common stock valued at $38,000 to a consultant who subsequently became a director of our company as compensation for services rendered.

         In November 2000, we issued 50,000 shares of common stock valued at $19,000 to a consultant who was also a director of our company as compensation for services rendered.

         In November 2000, we issued 50,000 shares of common stock valued at $19,000 to a consultant as compensation for consulting services rendered.

         In November 2000, we issued 1,400,000 shares of common stock valued at $532,000 to a consulting company as compensation for consulting services rendered.

         In November 2000, we issued 250,000 shares of common stock valued at $95,000 to an employee who was also a director of our company as compensation for services rendered.

         In November 2000, we issued 50,000 shares of common stock valued at $17,000 to a consultant as compensation for consulting services rendered.

         In December 2000, we issued 50,000 shares of common stock valued at $11,750 to a consultant who was also a director of our company as compensation for consulting services rendered.

         In December 2000, we issued an aggregate of 384,616 shares of common stock to one individual upon exercise of options with an exercise price of $.75 per share.

         In December 2000, we issued an aggregate of 2,891,154 shares of common stock to four investors upon conversion of an aggregate of $551,000 of principal plus related interest on our convertible debentures.

         In December 2000, we issued 2,000,000 shares of common stock valued at $510,000 to an executive employee who was also a director of our company as a stock bonus for services rendered.

         In December 2000, we issued an aggregate of 425,000 shares of common stock valued at $108,375 to two consultants as compensation for consulting services rendered.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

     Exhibit No.         Description
     -----------         -----------

         10.1 Memorandum dated December 28, 2000 from Alliance Equities to the Registrant extending Revolving Line of Credit Agreement*

         ---------------
         * Filed as an exhibit to the registrant's Amendment No. 1 to Form 10-KSB filed with the Securities and Exchange Commission on January 25, 2001 (File No. 0-28213) and incorporated herein by reference.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KANAKARIS WIRELESS


Dated: February 13, 2001         By: /S/ DAVID SHOMAKER
                                    --------------------------------------------
                                    David Shomaker
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)