Form 10QSB
period 2001-03-31
KANAKARIS WIRELESS
filed 2001-05-15
CIK 1066624

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 2001

 | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                        Commission File Number 0-28213

                              KANAKARIS WIRELESS
                 (Name of small business issuer in its charter)

            NEVADA                                               86-0888532
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             65 ENTERPRISE, SUITE 365
                          ALISO VIEJO, CALIFORNIA 92656
                    (Address of principal executive offices)

         Issuer's telephone number (including area code): (949) 330-6590

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

         The number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 57,690,233 on May 11, 2001.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

ASSETS
------

Current assets:
   Cash and cash equivalents                                         $  466,194
   Accounts receivable                                                   49,485
   Inventories                                                            3,457
   Current maturities of note and loan receivable - net                  89,680
   Current maturities of notes receivable -
      shareholders and related parties                                  234,530
   Interest receivable                                                   33,673
   Prepaid expenses                                                     137,361
   Advances to suppliers                                                    700
                                                                     -----------

           TOTAL CURRENT ASSETS                                       1,015,080
                                                                     -----------

Property and equipment, net of accumulated
   depreciation and amortization                                         54,356
                                                                     -----------

Other assets:
   Investments                                                           62,480
   Notes receivable - shareholders and
      related parties - noncurrent                                       36,280
   Note and loan receivable - noncurrent                                 68,320
   Film library - net of amortization                                   435,308
   Goodwill - net of amortization                                       334,715
   Other                                                                  1,750
                                                                     -----------

           TOTAL OTHER ASSETS                                           938,853
                                                                     -----------

           TOTAL ASSETS                                              $2,008,289
                                                                     ===========

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
-------------------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                           $    922,347
   Due to former shareholder of subsidiary                               96,503
   Deferred revenue                                                     250,000
   Convertible debentures                                             1,050,000
                                                                   -------------

           TOTAL CURRENT LIABILITIES                                  2,318,850

   Convertible debentures, net of current portion                     1,898,500
                                                                   -------------

           TOTAL LIABILITIES                                          4,217,350
                                                                   -------------

Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 Class A Convertible issued
       and outstanding                                                   10,000
   Common stock, $0.001 par value; 100,000,000
       shares authorized; 51,646,109 issued and
       outstanding                                                       51,647
   Additional paid-in capital                                        24,182,182
   Accumulated deficit                                              (25,514,110)
   Less subscription receivable
       (1,260,000 shares, common)                                        (1,260)
   Comprehensive loss                                                  (937,520)
                                                                   -------------

           TOTAL STOCKHOLDERS' (DEFICIENCY)                          (2,209,061)
                                                                   -------------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' (DEFICIENCY)                               $  2,008,289
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

                                           KANAKARIS WIRELESS AND SUBSIDIARIES
                                   (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                                     Condensed Consolidated Statements of Operations
                             For the Three Months and Six Months Ended March 31, 2001 and 2000

                                                       (Unaudited)

                                                        Three Months     Three Months      Six Months       Six Months
                                                           Ended            Ended            Ended            Ended
                                                          March 31,        March 31,        March 31,        March 31,
                                                            2001             2000             2001             2000
                                                       --------------   --------------   --------------   --------------
Net sales                                              $     529,950    $     107,554    $   1,084,263    $     201,142

Cost of sales                                                 83,742          110,081          339,839          177,911
                                                       --------------   --------------   --------------   --------------

           GROSS PROFIT                                      446,208           (2,527)         744,424           23,231
                                                       --------------   --------------   --------------   --------------

Operating expenses:
   Executive compensation                                     89,750           98,000          763,050          196,112
   Salaries                                                  101,952           68,515          263,146          112,462
   Payroll taxes and employee benefits                        14,782           15,059           21,736           26,207
   Consulting services                                       183,751          840,255        1,254,189        1,905,735
   Royalties                                                       -                -                -            2,333
   Travel and entertainment                                   34,019           49,683          102,503           84,932
   Telephone and utilities                                    14,312           12,801           29,770           25,453
   Marketing, advertising and investor relations             160,093          677,587          553,257          888,762
   Professional fees                                         253,801          898,945          430,120        1,115,658
   Rent                                                       28,823            3,880           35,296           11,779
   Office and other expenses                                  57,726           43,458          155,669           61,065
   Equipment rental and expense                                1,257            1,266            1,858            2,219
   Insurance                                                  19,195           12,618           37,135           20,157
   Depreciation and amortization                              36,754           11,895           72,474           22,390
   Taxes - other                                                   -            3,653            2,400            6,053
   Bank charges                                                  536              623              813            1,284
   Website development                                         8,685                -           38,145                -
   Miscellaneous                                               8,655            7,500            8,655            7,500
                                                       --------------   --------------   --------------   --------------

           TOTAL OPERATING EXPENSES                        1,014,091        2,745,738        3,770,216        4,490,101
                                                       --------------   --------------   --------------   --------------

       Loss before interest and other income
           (expense)                                        (567,883)      (2,748,265)      (3,025,792)      (4,466,870)

       Financing and other income (expense), net          (1,063,959)        (973,407)      (1,147,472)        (971,086)
                                                       --------------   --------------   --------------   --------------

       Net loss                                        $  (1,631,842)   $  (3,721,672)   $  (4,173,264)   $  (5,437,956)
                                                       ==============   ==============   ==============   ==============

       Net loss per common share -
          basic and diluted                            $        (.03)   $        (.14)   $        (.09)   $        (.19)
                                                       ==============   ==============   ==============   ==============

       Weighted average common shares
          outstanding - basic and diluted                 49,301,380       26,811,483       44,497,526       28,119,019
                                                       ==============   ==============   ==============   ==============

                         See accompanying notes to condensed consolidated financial statements.


                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
             Condensed Consolidated Statements of Comprehensive Loss
         For the Three Months and Six Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                        Three Months     Three Months      Six Months       Six Months
                                                           Ended            Ended            Ended            Ended
                                                          March 31,        March 31,        March 31,        March 31,
                                                            2001             2000             2001             2000
                                                       --------------   --------------   --------------   --------------
Net loss                                               $ (1,631,842)    $  (3,721,672)   $  (4,173,264)   $  (5,437,956)

Other comprehensive loss:
   Unrealized loss on securities                           (185,520)                -         (937,520)               -
                                                       --------------   --------------   --------------   --------------

Comprehensive loss                                      $(1,817,362)    $  (3,721,672)   $  (5,110,784)   $  (5,437,956)
                                                       =============   ===============   ==============   ==============


     See accompanying notes to condensed consolidated financial statements.

                                                   5

                            KANAKARIS WIRELESS AND SUBSIDIARIES
                    (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                      Condensed Consolidated Statements of Cash Flows
                     For the Six Months Ended March 31, 2001 and 2000
                                        (Unaudited)
                                                                   2001           2000
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(4,173,264)   $(5,437,956)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                 14,195         13,256
           Depreciation and amortization                            58,279          9,135
           Income from judgment                                          -       (250,000)
           Deferred advertising income realized                   (750,000)             -
           Compensation, consulting, marketing and
             professional services, incurred in exchange
             for common stock                                    1,683,587      2,857,486
           Consulting services incurred in exchange
             for stock options                                      62,704              -
           Convertible debt - marketing cost                       190,100        202,000
           Convertible debt - financing cost                       903,000      1,217,500
           Convertible debt - interest cost                        187,378              -
   Changes in assets and liabilities (increase) decrease in:
              Accounts receivable                                  252,762         72,056
              Inventory                                                998         (3,532)
              Prepaid expenses                                      90,375         51,171
              Advances to suppliers and security deposits           (1,050)          (700)
              Interest receivable                                  (23,604)        (4,206)
       Increase (decrease) in:
              Accounts payable and accrued expenses                124,355       (204,495)
              Royalties payable                                          -         46,526
              Other current liabilities                                  -            700
                                                               ------------   ------------

           NET CASH USED IN OPERATING ACTIVITIES                (1,380,185)    (1,431,059)
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (13,754)        (7,835)
   Decrease in notes receivable -
      shareholders and related parties                              74,529         61,694
   Proceeds from notes receivable - other                           47,000         30,000
   Acquisition of film library                                     (31,397)             -
                                                               ------------   ------------

           NET CASH PROVIDED BY
           INVESTING ACTIVITIES                                     76,378         83,859
                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment to former shareholder of subsidiary                      (5,000)             -
   Proceeds from  notes payable - stockholder                            -         54,000
   Payments on notes payable - stockholder                               -        (19,500)
   Proceeds from convertible debt                                1,109,900      1,248,500
   Proceeds from sale of common stock                               50,000            180
   Proceeds from sale of common stock to be issued                       -            206
   Proceeds from additional paid in capital                              -        130,113
                                                               ------------   ------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES             1,154,900      1,413,499
                                                               ------------   ------------




                            KANAKARIS WIRELESS AND SUBSIDIARIES
                    (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                      Condensed Consolidated Statements of Cash Flows
                     For the Six Months Ended March 31, 2001 and 2000
                                 (Unaudited) (Continued)

Net decrease in cash and cash equivalents                         (148,907)        66,299

Cash and cash equivalents, beginning of period                     615,101        155,063
                                                               ------------   ------------

Cash and cash equivalents, end of period                       $   466,194    $   221,362
                                                               ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2001, the Company issued 4,942,949 shares of common stock for consulting, marketing and professional services having a fair value of $1,683,587.

During 2000, the Company issued 500,000 stock options to a consultant for current and future services having a fair value of $125,407, of which $62,704 has been expensed in the current six month period and $62,703 has been prepaid as of March 31, 2001.

During the six months ended March 31, 2000, the Company issued 2,124,661 shares of common stock for consulting, marketing and professional services having a fair value of $2,825,486.

During the six months ended March 31, 2000, the Company distributed 99,024 of shares of treasury stock for compensation of $32,000.

During the six months ended March 31, 2000, the Company recorded a judgment receivable in the amount of $250,000 which represented a legal settlement (see legal actions section of commitments and contingencies notes).

     See accompanying notes to condensed consolidated financial statements.

                                 KANAKARIS WIRELESS AND SUBSIDIARIES
                         (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
          Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                               For the Six Months Ended March 31, 2001
                                             (Unaudited)

                                Common Stock Issued             Preferred Stock
                           ----------------------------  ----------------------------
                              Shares         Amount         Shares          Amount         APIC
                           -------------  -------------  -------------  -------------  -------------
BALANCES
SEPTEMBER 30, 2000           34,597,678   $     34,598      1,000,000   $     10,000   $ 19,178,359

  Stock issued for cash:         66,667             67              -              -         49,933

  Stock issued for:
   Compensation               2,275,000          2,275              -              -        609,100
   Consulting services        2,017,949          2,018              -              -        873,194
   Marketing,
    advertising
    and investor
    relations                   600,000            600              -              -        177,400
   Professional
    services                     50,000             50              -              -         18,950

  Converted debentures       12,038,815         12,039              -              -      2,246,839

  Convertible debt
   financing costs                    -              -              -              -        903,000

  Issuance of 500,000
   common stock options
   to a consultant-                   -              -              -              -        125,407

  Unrealized loss on
   investment                         -              -              -              -              -

  Net (loss)                          -              -              -              -              -
                           -------------  -------------  -------------  -------------  -------------

BALANCES
MARCH 31, 2001               51,646,109   $     51,647      1,000,000   $     10,000   $ 24,182,182
                           ============   ============   ============   ============   ============

(CONTINUED BELOW)





                                 KANAKARIS WIRELESS AND SUBSIDIARIES
                         (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
          Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                               For the Six Months Ended March 31, 2001
                                        (Unaudited) (Continued)

                            Accumulated       Stock      Comprehensive
                              Deficit     Subscriptions      Loss           Total
                           -------------  -------------  -------------  -------------
BALANCES
SEPTEMBER 30, 2000         $(21,340,846)   $     (1,260) $          -   $ (2,119,149)

  Stock issued for cash:              -               -             -         50,000

  Stock issued for:
   Compensation                       -               -             -        611,375
   Consulting services                -               -             -        875,212
   Marketing,
    advertising
    and investor
    relations                         -               -             -        178,000
   Professional
    services                          -               -             -         19,000

  Converted debentures                -               -             -      2,258,878

  Convertible debt
   financing costs                    -               -             -        903,000

  Issuance of 500,000
   common stock options
   to a consultant-                   -               -             -        125,407

  Unrealized loss on
   investment                         -               -      (937,520)      (937,520)

  Net (loss)                 (4,173,264)              -             -     (4,173,264)
                           -------------  -------------  -------------  -------------

BALANCES
MARCH 31, 2001             $(25,514,110)  $     (1,260)  $   (937,520)  $ (2,209,061)
                           =============  =============  =============  =============

               See accompanying notes to condensed consolidated financial statements.


                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Basis of Presentation
---------------------

The condensed consolidated financial statements included herein have been prepared by Kanakaris Wireless, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Kanakaris Wireless believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended September 30, 2000. The financial information presented reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the six months ended
March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending September 30, 2001, or any other period.

The accounting policies followed by Kanakaris Wireless and other information are contained in the notes to the Kanakaris Wireless financial statements filed as part of the Kanakaris Wireless annual report on Form 10-KSB for the fiscal year ended September 30, 2000. This quarterly report should be read in conjunction with such annual report.

Business Organization and Activity
----------------------------------

Kanakaris Wireless (formerly Big Tex Enterprises, Inc.) (the "Company") was incorporated in the State of Nevada on November 1, 1991. The Company provides online delivery of films and books and offer Internet business services including encoding, hosting and transport/bandwidth. In addition, the Company designs, manufactures and installs ergonomic data control console systems for high-end computer command centers.

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

Inventories
-----------

Inventories at March 31, 2001 consisted of parts and finished goods and were recorded at the lower of cost or market, cost being determined using the first-in, first-out method.

Earnings Per Share
------------------

Earnings per share are computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share."

COMMITMENTS AND CONTINGENCIES
-----------------------------

Legal Actions
-------------

On August 5, 1999, the Company filed a complaint in the Los Angeles Superior Court against its former securities attorney and 20 unnamed defendants claiming damages for breach of contract, conversion, fraud and deceit and negligence. The complaint arose out of the alleged transfer of funds without the Company's authorization to an unknown entity by the defendants. In January 2000, the claims were settled for $250,000, receivable by the Company over a three-year period, at $5,694 per month.

On September 15, 1999, an individual filed a complaint against the Company and the executive who is the Chairman of the Board, President and Chief Executive Officer in Los Angeles Superior Court alleging breach of contract and fraud. The fraud claim was based primarily on alleged misrepresentation and concealment involving a consulting agreement between the Company and the individual. The individual alleged that he is entitled to certain stock options, of which 75% of the option price allegedly is already deemed paid in exchange for services allegedly rendered to the Company. The individual is attempting to exercise the options for the purchase of a certain number of shares to which he claims to be entitled pursuant to the agreement. The claim against the Company executive was dismissed. The case was submitted for mediation, and a hearing was held resulting in the Company and the individual entering into a Settlement Agreement and General Release on November 1, 2000 whereby the Company agreed to pay $24,000 to the individual and his attorney in three equal installments of $8,000 in exchange for dismissal with prejudice of the entire action after the three payments have been made. As of March 31, 2001, the first two payments of $8,000 each were made, leaving a balance of $8,000. One additional payment of $8,000 is due on July 1, 2001. The financial statements include $8,000 of accounts payable attributable to this settlement.

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

Dataview Consoles, Inc., a California corporation dba Swanson Engineering & Manufacturing Company, commenced an action against the Company and the Company's subsidiary, Desience Corporation, in the Los Angeles Superior
Court on February 14, 2001. The complaint alleged that the Company and Desience owed Dataview $104,601 under several invoices for equipment manufactured for Desience by Dataview in 1997. Concurrently with the filing of the complaint, Dataview filed an application for a right to attach order against the Company and Desience to secure repayment of the debt alleged in the complaint. Effective as of April 3, 2001, the parties to the dispute entered into a settlement agreement under which the Company and Desience paid Dataview
$63,584 and agreed to pay Dataview an additional $42,000 in twelve monthly installments of $3,500 beginning May 1, 2001.

The Company is subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Advertising Agreement
---------------------

On November 14, 2000, the Company entered into an advertising agreement with eConnect, a publicly traded corporation. The terms of the agreement grant eConnect the exclusive ability to place banner advertisements with hyperlinks on the home pages of CinemaPop.com and WordPop.com, the Company's web sites for movies and books. The Company will also send one e-mail message per month to each member of its subscriber and web partner base with a message provided by eConnect and include information about eConnect's eCash pad products in trade magazine advertisements. Additionally, the Company plans to provide, through a hyperlink included on eConnect's web site, access to several video feature films so that it may demonstrate the eCash pad ordering system.

The term of this agreement is for six months, with one six-month renewal option. In consideration for the services the Company will render under this agreement, the Company was paid $1,000,000 in the form of eConnect restricted stock valued at the closing price of $1.25 per share on November 14, 2000, amounting to 800,000 shares. As of March 31, 2001, the stock was valued at $.0781 per share and the Company recorded an unrealized loss on investment of $937,520. This amount is shown in the Company's statement of comprehensive loss.

Service Agreements
------------------

The Company signed an agreement with ValueClick in January of 2000 whereby ValueClick will drive advertisers to the Kanakaris web site. The Company receives $.20 each time a customer clicks on a ValueClick-served ad. The Company will also receive $.03 per click whenever a customer clicks on a Company referred web site.

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

On November 17, 1999, and effective December 7, 1999, the Company entered into an agreement with Microsoft Corporation ("Microsoft"). Microsoft is assisting the Company with the development of an audio/video enhanced web site which delivers timely and relevant audio-visual content using Windows Media technologies in a broadband network infrastructure.

On March 6, 2000, the Company entered into a one-year Jumpstart Program Agreement with Microsoft whereby Microsoft is assisting the Company with the development of an audio/video enhanced web site which delivers timely and relevant audio/visual content. No expense or income has been recorded by the Company relating to this agreement because under APB No. 29, Accounting For Non-monetary Transactions, the fair values of such web site promotions are not determinable within reasonable limits.

On April 20, 2000 the Company entered into a distribution agreement with John Clark for the Internet distribution rights to his book "Dead Angel" which pertain to Clark's relationship to Jerry Garcia. In consideration for this, Clark agreed to pay to the Company in perpetuity a 50% royalty of the gross sales of the book over the Internet and for two years to pay to the Company 50% of all royalties generated by the book, and the interview and party video, as well as all other ancillary rights.

In May 2000, the Company entered into an agreement with Meiselman-Rede Media Group (MRMG). Based upon the terms of the agreement, the Company paid MRMG $100,000 in exchange for the future Internet distribution rights to the first sixteen (16) two (2) minute duration episodes of a project known as Paris Falls. The $100,000 payment has been accounted for as a prepaid expense. As of March 31, 2001, $50,000 is still prepaid and $12,500 was expensed during the six months ended March 31, 2001.

Also, in May 2000, the Company paid MRMG $100,000 for a 90 minute filmed version of a project known as the L.A. River Story. As of March 31, 2001, the Company and MRMG are still in the process of editing this film.

REVOLVING LINE OF CREDIT
------------------------

On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement (the "Agreement") with Alliance Equities Inc. ("Alliance"), a Florida-based venture capital firm which expires December 10, 2001. Under the terms of the Agreement, Alliance has made available a $7 million revolving line of credit with interest on the unpaid principal at 10% per annum. The funds from the line of credit will enable the Company to pursue current Internet opportunities and commerce development. Under the terms of the Agreement the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to the Lender. Additionally, the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. As of March 31, 2001, no amounts were outstanding under this line of credit. Furthermore, in a separate memorandum of agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of stock or credit towards the purchase of stock. As of March 31, 2001, the Company issued to Alliance 1,400,000 shares of the Company's common stock valued at approximately $530,000 for consulting services.

STOCK OPTION PLAN
-----------------

In May 2000, the Company's board of directors and stockholders approved a stock option plan (the "2000 Plan"). The 2000 Plan is designed to offer an incentive-based compensation system to employees, officers and directors of the Company, and to employees of companies which do business with the Company. The 2000 Plan provides for the grant of incentive stock options and non-qualified stock options. A total of 3,000,000 shares of common stock are authorized for issuance under the Plan. Effective March 14, 2001, the Company's board of directors approved a motion to cancel 2,537,500 of the 3,000,000 options previously granted.

DEBENTURE INVESTORS
-------------------

In order to provide working capital and financing for the Company's expansion, on various dates during 2000, the Company entered into several agreements with four accredited investors (the "Purchasers") whereby the Purchaser acquired aggregates of $1,000,000 and $4,500,000 of the Company's 10% Convertible Debentures, due February 1, 2001 and May 1, 2001, respectively.

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

Also, in order to provide working capital and financing for the Company's expansion, effective as of January 5, 2001, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of the Company's 12% Convertible Debentures due January 5, 2002 and March 9, 2002.

The Purchasers made investments in tranches, the first in the aggregate amount of $650,000, which was received upon signing of the definitive investment agreements, and the second, in the aggregate amount of $650,000, which was received in March 2001.

Upon the issuance of the first $650,000 of convertible debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested or which may be invested in the two $650,000 tranches of convertible debentures. The exercise price of the warrants is equal to the lesser of (i) $0.125 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately preceding the exercise date. For all debentures issued in January and March 2001, interest is 12% per annum, payable quarterly in common stock or cash at the option of the investor.

The debentures are immediately convertible into shares of the Company's common stock. The conversion price for the initial $650,000 of debentures is equal to the lesser of (i) $0.15 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately prior to the conversion date discounted by 37.5%.

Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

The Company has registered with the Securities and Exchange Commission on Form SB-2 shares of the Company's common stock underlying the convertible debentures and the 3,900,000 shares of the Company's common stock underlying the warrants for resale by the Purchasers.

As of March 31, 2001, the Company was indebted for an aggregate of $2,948,500 on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

As of April 30, 2001, $1,848,500 of the original $4,500,000 principal balance of 10% Convertible Debentures due May 1, 2001 remained outstanding. As of
April 30, 2001, the Company entered into an agreement with the holders of these debentures to extend the due date of these debentures to May 1, 2002. In consideration for the extension, the Company granted to the holders warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price equal to the lesser of the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the grant of the warrants, discounted by 37.5%, and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise of the warrants.

RELATED PARTY TRANSACTIONS
--------------------------

During the six months ended March 31, 2001, the Company issued 2,500,000 shares of its common stock to officers, directors and consultants who subsequently became directors, having an aggregate fair value of $692,750.

SEGMENT INFORMATION
-------------------

                                        Internet       Modular
                                        Commerce       Consoles         Total
                                      ------------   ------------   ------------

For the six months ended March 31:

2000
----
   Revenues                           $    11,008    $   190,134    $   201,142
   Segment profit (loss)               (5,393,808)       (44,148)    (5,437,956)
   Total assets                         1,030,650         71,819      1,102,469
   Additions to long-lived assets           7,835              -          7,835
   Depreciation and amortization            7,606          1,529          9,135

2001
----
   Revenues                           $   778,464    $   305,799    $ 1,084,263
   Segment profit (loss)               (4,219,738)        46,474     (4,173,264)
   Total assets                         1,964,327         43,962      2,008,289
   Additions to long-lived assets          13,754              -         13,754
   Depreciation and amortization           72,350            124         72,474

PREFERRED STOCK
---------------

At a special meeting of the Company's stockholders held on March 14, 2001, the holders of preferred stock and common stock agreed to amend the Company's articles of incorporation so that the voting rights of the preferred stock were increased from twenty non-cumulative votes per share, voting together with the common stock on all matters on which the holders of common stock are entitled to vote, to 100 non-cumulative votes per share on such matters. On May 2, 2001, the Company filed the amendment to its articles of incorporation. As a result of this increase in voting rights and as a result of ownership of shares of common stock and preferred stock by our Chairman of the Board, President and Chief Executive Officer, became entitled to exercise voting control over the Company.

SUBSEQUENT EVENTS
-----------------

In April 2001, the Company issued 250,000 shares of common stock valued at $25,000 to our accountants for services rendered.

In April 2001, the Company issued an aggregate of 3,063,256 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $170,000 of principal plus related interest on the Company's convertible debentures.

In April 2001, the Company moved its Internet studio headquarters to Aliso Viejo, California. The Company is leasing the headquarters facility on a month-to-month lease with rent of approximately $8,500 per month.

In April 2001, the Company issued 25,000 shares of common stock valued at approximately $3,750 to one entity in settlement of a dispute.

On April 6, 2001, the Company issued 250,000 shares of common stock valued at $31,250 to a director and officer as compensation for services rendered.

On April 9, 2001, the Company entered into a 36 month agreement with S4R. Based upon the terms of the contract, S4R is to provide web site hosting and managed services to the Company.

On April 18, 2001, the Company issued an aggregate of 1,425,000 shares of common stock valued at $142,500 to four officers and directors and three employees as compensation for services rendered.

On May 1, 2001, the Company signed a Memorandum of Understanding with Ricoh Business Systems whereby Ricoh will provide its technology commonly described as "print on demand" services to the Company for purposes of delivering printed copies of books via the Company's WordPop.com web site. Based upon the terms of the agreement, the Company will pay a certain percentage of the sales price of the books as compensation to Ricoh.

On May 1, 2001, the Company issued 297,619 shares of common stock valued at $31,250 to an officer and director as compensation for services rendered.

On May 2, 2001, the Company filed an amendment to its articles of incorporation that increased the number of shares of common stock authorized from 100,000,000 shares to 250,000,000 shares.

On May 4, 2001, the Company issued 733,249 shares of common stock to one accredited investor upon conversion of $50,000 of principal plus related interest on the Company's convertible debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read with our condensed consolidated financial statements and notes to financial statements included elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document.

OVERVIEW

         We provide online delivery of films and books and offer Internet business services including encoding, hosting and transport/bandwidth. In addition, we design, manufacture and install ergonomic data control console systems for high-end computer command centers.

         To date, substantially all of our revenues have been derived through sales of our data control console systems. However, we expect to continue to place significant emphasis upon the further development and expansion of our Internet and e-commerce businesses. We intend to increase our marketing efforts substantially in order to develop awareness and brand loyalty for our Internet-based products and services and to generate revenues from those who visit our Internet web sites. We also intend to continue to invest in the development of new products and services, complete the development of our products and services currently under development and expand our network.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         NET SALES. Net sales increased $422,396 or 393%, from $107,554 for the three months ended March 31, 2000 to $529,950 for the three months ended March 31, 2001. The portion of net sales derived from our e-commerce businesses increased $506,658 or 4,722%, from $10,730 for the three months ended March 31, 2000 to $517,388 for the three months ended March 31, 2001, due primarily to an increase in advertising revenues. The portion of net sales derived from the sales of our data control console systems decreased $11,261 or 12%, from $96,824 for the three months ended March 31, 2000 to $85,563 for the three months ended March 31, 2001. This decrease primarily was due to a decrease in the sales of our OPCON Modular System, which we believe to be a result of normal fluctuations in the timing of orders for our products. Budget constraints and delayed receipt of expected funding by prospective clients have caused delays in the placement of orders.

         GROSS PROFIT (LOSS). Gross profit increased $448,735, from a gross loss of $2,527 for the three months ended March 31, 2000 to a gross profit of $446,208 for the three months ended March 31, 2001. This increase in gross profit was due primarily to the increase in advertising revenues noted above.

         OPERATING EXPENSES. Total operating expenses decreased $1,731,647 or 63%, from $2,745,738 for the three months ended March 31, 2000 to $1,014,091 for the three months ended March 31, 2001. This decrease in total operating expenses primarily was due to decreases in consulting fees, marketing, advertising and investor relations costs, and professional fees. Consulting fees decreased $656,504 or 78%, from $840,255 for the three months ended March 31, 2000 to $183,751 for the three months ended March 31, 2001. Marketing, advertising and investor relations costs decreased $517,494 or 76%, from $677,587 for the three months ended March 31, 2000 to $160,093 for the three months ended March 31, 2001. Professional fees decreased $645,144 or 72%, from $898,945 for the three months ended March 31, 2000 to $253,801 for the three months ended March 31, 2001. These fees and costs each decreased primarily because no stock was issued for services during the quarter ended March 31, 2001.

         OTHER EXPENSE. Other expense increased $90,552 or 9%, from $973,407 for the three months ended March 31, 2000 to $1,063,959 for the three months ended March 31, 2001. This increase primarily was due to an increase in the cost of convertible debt financing costs.

         NET LOSS. Net loss decreased $2,089,830 or 56%, from $3,721,672 for the three months ended March 31, 2000 to $1,631,842 for the three months ended March 31, 2001. This decrease in net loss was due to a combination of increased revenues and decreased operating expenses, as discussed above.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

         NET SALES. Net sales increased $883,121 or 439%, from $201,142 for the six months ended March 31, 2000 to $1,084,263 for the six months ended March 31, 2001. The portion of net sales derived from our e-commerce businesses increased $767,456 or 6,972%, from $11,008 for the six months ended March 31, 2000 to $778,464 for the six months ended March 31, 2001, due primarily to an increase in advertising revenues. The portion of our net sales derived from the sales of our data control console systems increased $115,665 or 61%, from $190,134 for the six months ended March 31, 2000 to $305,799 for the six months ended
March 31, 2001.

         GROSS PROFIT. Gross profit increased $721,193 or 3,104%, from $23,231 for the six months ended March 31, 2000 to $744,424 for the six months ended March 31, 2001. This increase in gross profit primarily was due to the increase in advertising revenues noted above.

         OPERATING EXPENSES. Total operating expenses decreased $719,885 or 16%, from $4,490,104 for the six months ended March 31, 2000 to $3,770,216 for the six months ended March 31, 2001. This decrease in total operating expenses primarily was due to decreases in consulting fees, marketing, advertising and investor relations costs, and professional fees. Consulting fees decreased $651,546 or 34%, from $1,905,735 for the six months ended March 31, 2000 to $1,254,189 for the six months ended March 31, 2001. Marketing, advertising and investor relations costs decreased $335,505 or 38%, from $888,762 for the six months ended March 31, 2000 to $553,257 for the six months ended March 31, 2001. Professional fees decreased $685,538 or 61%, from $1,115,658 for the six months ended March 31, 2000 to $430,120 for the six months ended March 31, 2001.
These fees and costs each decreased primarily because no stock was issued for services during the quarter ended March 31, 2001.

         OTHER EXPENSE. Other expense increased $176,386 or 18%, from $971,086 for the six months ended March 31, 2000 to $1,147,472 for the six months ended March 31, 2001. This increase primarily was due to an increase in the cost of convertible debt financing costs.

         NET LOSS. Net loss decreased $1,264,695 or 23%, from $5,437,959 for the six months ended March 31, 2000 to $4,173,264 for the six months ended March 31, 2001. This decrease is due to a combination of increased revenues and decreased operating expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. We also have available to us a $7,000,000 revolving line of credit from Alliance Equities that can be drawn upon by us for up to $500,000 per month, with interest to accrue at the rate of 10% per annum. However, during the fiscal year ended September 30, 2000 and through May 15, 2001, no amounts were outstanding under the line of credit.

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

         In April and August 2000, we issued an aggregate of $4,500,000 of our 10% Convertible Debentures due May 1, 2001, which were accompanied by warrants to purchase up to an aggregate of 1,350,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $3,905,000. The shares of common stock underlying the debentures and warrants were registered by us for resale by the purchasers. As of April 30, 2001, $1,848,500 of the principal amount remained outstanding under these debentures. As of April 30, 2001, we entered into an agreement with the holders of these debentures to extend the due date of these debentures to May 1, 2002.

         In January 2001, we issued $650,000 of 12% convertible debentures due January 5, 2002 to four accredited investors in the first stage of a two-stage offering. The debentures were accompanied by warrants to purchase up to 3,900,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $631,500. In March 2001, we issued $650,000 of 12% convertible debentures due March 9, 2002 in the second stage of the offering. The net proceeds of that offering, after payment of some related expenses, were approximately $647,500. We have registered for resale by the investors the shares of common stock underlying the January and March debentures and warrants. To the extent debentures issued by us are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         As of March 31, 2001, we had negative working capital of $1,303,770 and an accumulated deficit of $25,514,110. As of that date, we had $466,194 in cash, and $478,295 of accounts and notes receivable. We had accounts payable of $922,347, convertible debentures of $2,948,500 and deferred revenues of $250,000 that are scheduled to become revenues in the quarter ended June 30, 2001.

         Cash used in our operating activities totaled $1,380,185 for the six months ended March 31, 2001 and $1,431,599 for the six months ended March 31, 2000. Cash provided by our investing activities totaled $76,378 for the six months ended March 31, 2001 and $83,859 for the six months ended March 31, 2000.

         Cash provided by our financing activities totaled $1,154,900 for the six months ended March 31, 2001 and totaled $1,413,499 for the six months ended March 31, 2000. We raised $1,109,900 of the cash provided by financing activities during the six months ended March 31, 2001 and $1,248,500 of the cash provided by financing activities during the six months ended March 31, 2000 from the issuance of our convertible debentures.

         For the quarter ended March 31, 2001, we had net sales of $529,950 and a net loss of $1,631,842, of which loss $903,000 (55%) consisted of non-cash expenses. These non-cash expenses included convertible debt financing costs incurred with respect to converted debentures.

         In an effort to increase sales related to our Internet business, we are implementing a variety of strategies. For example, we have begun selling advertising sponsorships to our web channels. In order to increase the number of available sponsorships, we have added additional synergistic web channels to our www.KKRS.Net portal. We plan to implement a 24-hour streaming Internet TV channel at www.AK.TV and a next generation e-book web site at www.WordPop.com. We also are completing research and development of additional attributes to our CinemaWEAR(TM) technology with the goal of launching an interactive personal meeting site on the Internet tentatively titled MyPersonalVideo.com.

         In addition, we have hired a sales manager to oversee sales of our new Kanakaris Wireless Independent Network, or KANWIN, services. Our KANWIN services include encoding video for playback on the Internet with our CinemaWEAR(TM) technology, web site hosting and delivery of bandwidth for web sites. We are targeting our sale of these three key services to Fortune 500 and emerging growth companies in southern California.

         Also, we continue requiring online user registration for all movie viewing on our web sites, soliciting monthly subscriptions to and pay-per-view sales of movie viewing on our web sites, introducing revenue-sharing web partner programs and improving tracking of our market share. We believe that if we are successful in implementing the above business strategies, we will generate increased revenues from our Internet business segment.

         In an effort to increase sales of our data control console products by increasing our production capacity for our Desience Division OPCON Modular System, we recently reached agreement with two established manufacturers to provide for our original equipment manufacturing production needs. In addition, we launched a marketing campaign that includes high-impact sales literature and a cutting-edge web site at www.desience.com. We believe that if we are successful in implementing our business strategies for our modular consoles segment, we will generate increased revenues from this segment.

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

         Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of March 31, 2001, we had an accumulated deficit of $25,514,110. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business, especially our Internet-based business.

OUR COMMON STOCK IS SUBJECT TO SUBSTANTIAL DILUTION, AND WE MAY NEED AND BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD FURTHER DILUTE OUR STOCKHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities and revenues generated from operations to fund all of the cash requirements of our activities. We have not been able to generate any significant cash from our operating activities in the past and cannot assure you that we will be able to do so in the future. As a result, we have issued securities that are convertible into or exercisable for a substantial number of shares of our common stock, many of which shares are or may become eligible for public resale under this prospectus or through other methods. We may require new financing in addition to our line of credit with Alliance Equities. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also further dilute existing stockholders' equity. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

         Our business strategy envisions a period of rapid growth that may put a strain on our administrative and operational resources. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so, particularly if our losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage our growth, our business, prospects, financial condition and results of operations could be adversely affected.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN LITIGATION AGAINST US.

         There is currently an extremely limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "KKRS." There can be no assurance that any regular trading market for our common stock will develop or, if developed, will be sustained. The trading prices of our common stock have fluctuated significantly over time. In fact, for the quarter ended March 31, 2001, the high and low closing bid prices for a share of our common stock were $.40 and $.14, respectively. The trading prices of our common stock could experience wide fluctuations in the future in response to:

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

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

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

WE RELY HEAVILY ON OUR KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris. We have not entered into any employment agreement with Mr. Kanakaris or any other officer of Kanakaris Wireless. The loss of Mr. Kanakaris could have a material adverse effect on Kanakaris Wireless because Mr. Kanakaris has experience, skills and vision upon which we draw heavily in our day-to-day operations and strategic planning and financing activities. We are the beneficiary of 80% of the proceeds of a term life insurance policy in the amount of $10,000,000 covering Mr. Kanakaris. However, we cannot assure you that receipt of these proceeds would be sufficient to enable us to continue our business without significant temporary or permanent disruption following the loss of Mr. Kanakaris.

ALTHOUGH INTERNET COMMERCE HAS YET TO ATTRACT SIGNIFICANT REGULATION, GOVERNMENT REGULATION MAY RESULT IN FINES, PENALTIES, TAXES OR OTHER COSTS OR CONSEQUENCES THAT MAY REDUCE OUR FUTURE EARNINGS.

         The United States Congress has passed or is considering passing legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states have adopted and are considering Internet-related legislation and regulations. Governmental authorities in the United States and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws, and therefore are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

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

         We own, license or have otherwise obtained the right to use technologies incorporated into our web sites. We may receive infringement claims from third parties relating to our technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology that we have licensed from third parties for incorporation into our web sites, we would forward those claims to the appropriate third party. If we were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from using that technology, incur substantial costs in redesigning our web sites that incorporate that technology, or incur substantial costs defending any legal action taken against us, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         We hold the Internet domain names "KKRS.Net," "WordPop.com," "CinemaPop.com" and many others. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

IF COMMUNICATIONS TO OUR PRIMARY SERVERS ARE INTERRUPTED, OUR OPERATIONS COULD BE NEGATIVELY IMPACTED.

         Our movies and general KKRS.Net web site are hosted on servers owned and operated by Myrient in a tier 1 facility in Los Angeles, California. Although offsite backup servers are maintained by our host, all of our primary servers are vulnerable to interruption by damage from fire, flood, power loss, telecommunications failure, break-ins and other events beyond our control. We have, from time to time, experienced periodic systems interruptions and anticipate that these interruptions will occur in the future. We do not maintain business interruption insurance. If we experience significant system disruptions, our business, results of operations and financial condition would be materially adversely affected because we would be unable to deliver our Internet-related products and services during the disruption and may therefore lose existing and potential customers.

OUR COMPUTER INFRASTRUCTURE MAY SUFFER SECURITY BREACHES. ANY SUCH BREACHES COULD JEOPARDIZE CONFIDENTIAL INFORMATION TRANSMITTED OVER THE INTERNET, CAUSE INTERRUPTIONS IN OUR OPERATIONS OR CAUSE US TO HAVE LIABILITY TO THIRD PARTIES.

         We rely on technology that is designed to facilitate the secure transmission of confidential information. Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information, including personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our insurance does not currently protect us against these losses. Consequently, any security breach could have a material adverse effect on our business, results of operations and financial condition.

CERTAIN PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS ALLOW CONCENTRATION OF VOTING POWER IN ONE INDIVIDUAL, WHICH MAY, AMONG OTHER THINGS, DELAY OR FRUSTRATE THE REMOVAL OF INCUMBENT DIRECTORS OR A TAKEOVER ATTEMPT, EVEN IF SUCH EVENTS MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

         Provisions of our articles of incorporation and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving Kanakaris Wireless that is not approved by our board of directors, even if those events may be beneficial to the interest of our stockholders. For example, Alex Kanakaris, our Chairman of the Board, President and Chief Executive Officer, is the holder of all of the authorized, issued and outstanding shares of our Class A Convertible Preferred Stock. Under our articles of incorporation, each share of Class A Preferred Stock is entitled to 100 non-cumulative votes per share on all matters presented to our stockholders for action. Consequently, Mr. Kanakaris may have sufficient voting power to control the outcome of all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving Kanakaris Wireless. In addition, through his control of the board of directors and voting power, he may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by Kanakaris Wireless. In addition, the concentration of voting power in the hands of Mr. Kanakaris could have the effect of delaying or preventing a change in control of Kanakaris Wireless, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements, including among others:

         o the projected growth in the Internet, e-commerce and data control console industries and the markets for our products within these industries;

         o our business strategy for expanding our presence in the existing and proposed markets in which our products and services could be used;

         o anticipated trends in our financial condition and results of operations; and

         o our ability to distinguish ourselves from our current and future competitors.

         You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. A number of factors could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from those anticipated by forward-looking statements, including those factors discussed under "Risk Factors." We do not undertake to update, revise or correct any forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On September 15, 1999, Robert Adams filed a complaint against our company and our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris, individually, in Los Angeles Superior Court (Case No. LC050023) alleging breach of contract and fraud. Mr. Adams based his fraud claim primarily on alleged misrepresentations and concealment involving a consulting agreement between Kanakaris Wireless and Mr. Adams. Mr. Adams alleged that he was entitled to certain stock options, of which 75% of the option price allegedly was already deemed paid in exchange for services allegedly rendered by Mr. Adams to our company. Mr. Adams attempted to exercise the options for the purchase of a certain number of shares to which he claimed to be entitled under the agreement. The claims against Mr. Kanakaris individually were dismissed. On November 1, 2000, Mr. Adams and Kanakaris Wireless entered into a Settlement Agreement and General Release under which we agreed to pay a total of $24,000 to Mr. Adams and his attorney in three equal installments of $8,000 each on November 1, 2000, March 1, 2001 and July 1, 2001 in exchange for dismissal with prejudice of the entire action after the three payments have been made.

         On October 14, 1999, Institutional Management, Inc., an Illinois corporation, filed suit against Kanakaris Wireless and Alpha Tech Stock Transfer & Trust Company, our stock transfer agent and registrar, in the Circuit Court of Cook County, Illinois (Case No. 99L 011509). The case was removed to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 99C 7100). In the complaint, Institutional Management sought damages in excess of $50,000 under breach of contract and various other state law theories in connection with our unwillingness to permit them to transfer shares of Kanakaris Wireless common stock held by Institutional Management. We believe that the shares were wrongfully converted by a predecessor to Institutional Management. We engaged counsel to vigorously defend us against all of Institutional Management's claims.

         We also counterclaimed against Institutional Management and commenced a third-party action against the Institutional Management affiliates, namely Power Media Group, Pinnacle Management, Inc., and Frank Custable. In our counterclaim and cross-claims, we have sought injunctive relief to block any further transfer of the converted shares held by any of the parties, and damages for breach of a consulting agreement, for fraud, conversion and for unjust enrichment. We intend to vigorously pursue all available remedies against the other parties.

         Institutional Management, Pinnacle and Power Media countered by attempting to assert claims against us in a separate action in Utah. In the Utah action, the parties were challenging our right to block their transfer of the stock at issue and attempting to recover for damage they claim to have suffered in the interim. The Utah court stayed the Utah action in favor of the action pending in Illinois.

         The stock at issue was in the hands of Alpha Tech and Miller, Johnson & Kuehn, Inc., a stock brokerage firm that clears the trades of introducing brokers. Both Alpha Tech and MJ&K filed actions for interpleader, by which they were prepared to tender to the court the stock certificates to which Kanakaris Wireless, Institutional Management and Pinnacle Management are each laying claim. In July 2000, that tender was made, and the claims asserted by and against Alpha Tech and MJ&K were dismissed. The stock has been and will remain issued in the name of the United States District Court until the dispute is resolved.

         Dataview Consoles, Inc., a California corporation dba Swanson Engineering & Manufacturing Company, commenced an action against Kanakaris Wireless and our subsidiary, Desience Corporation, in the Los Angeles Superior Court (Case No. BC245203) on February 14, 2001. The complaint alleged that Kanakaris and Desience owed Dataview $104,601 under several invoices for equipment manufactured for Desience by Dataview in 1997. Concurrently with the filing of the complaint, Dataview filed an application for a right to attach order against Kanakaris and Desience to secure repayment of the debt alleged in the complaint. Effective as of April 3, 2001, the parties to the dispute entered into a settlement agreement under which Kanakaris and Desience paid Dataview $63,584 and agreed to pay Dataview an additional $42,000 in twelve monthly installments of $3,500 beginning May 1, 2001. The agreement provides that we will be entitled to file a request for dismissal after we have made all of the installment payments in accordance with the agreement. The agreement also provides that Kanakaris and Desience, on the one hand, and Dataview and Nels Swanson, on the other hand, shall all retain the unrestricted right to market, sell, distribute and manufacture or have manufactured under their own respective names all of the data control console products that Dataview had been manufacturing for Desience.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On January 5, 2001, Kanakaris Wireless issued an aggregate of $650,000 of 12% convertible debentures and accompanying warrants to purchase up to 3,900,000 shares of common stock in a private offering to four accredited investors. Each of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially are convertible into shares of common stock at the lesser of $.15 per share and 62.5% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants are exercisable into shares of common stock at the lesser of $.125 per share and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise.

         In January 2001, we issued an aggregate of 360,794 shares of common stock as payment of interest owed on the debentures purchased by four accredited investors in the April 2000 offering. Also, we issued 1,342,235 shares of common stock to one of the investors upon conversion of $200,000 in principal amount plus interest on the debentures purchased by it in the April 2000 offering. Finally, we issued an aggregate of 1,817,252 shares of common stock, of which 772,332 shares were issued to each of two of the investors, upon conversion by each of them of $123,462 in principal amount plus interest on the debentures purchased by each of them in the April 2000 offering and of which 272,588 shares were issued to the fourth investor upon conversion of $43,575 in principal amount plus interest on the debenture purchased by it in the April 2000 offering.

         In February 2001, we issued an aggregate of 514,104 shares of common stock, of which 218,494 shares were issued to each of two accredited investors upon conversion by each of them of $31,875 in principal amount plus interest on the debentures each of them purchased in the January 2001 offering, and of which 77,116 shares were issued to another accredited investor upon conversion of $11,250 in principal amount plus interest on the debenture it purchased in the January 2001 offering.

         On March 9, 2001, we issued an aggregate of $650,000 of 12% convertible debentures in a private offering to four accredited investors. Each of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially are convertible into shares of common stock at the lesser of $.15 per share and 62.5% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion.

         In March 2001, we issued an aggregate of 1,879,212 shares of common stock to four accredited investors upon conversion of an aggregate of $175,000 of principal plus related interest on our convertible debentures.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held a special meeting of stockholders on March 14, 2001. A description of each of the matters voted upon and the tabulation of votes relating to each matter are included in our Form 8-K for May 2, 2001.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

         3.3 Amendment to Article III of the Amended and Restated Bylaws adopted by our Board of Directors on January 23, 2001 (1)

         3.4 Amendment to Article IX of the Amended and Restated Bylaws adopted by our Board of Directors on January 23, 2001 (1)

         3.5 Amendments to Articles II, III and IX of the Amended and Restated Bylaws adopted by our Board of Directors on February 5, 2001 (2)

         10.1 Securities Purchase Agreement dated as of January 5, 2001 by and among the investors named therein and Kanakaris Wireless
                  (3)

         10.2 Form of Convertible Debenture due January 5, 2002 made by Kanakaris Wireless in favor of AJW Partners, LLC, New Millennium Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol Investment Fund, Ltd. (3)

         10.3 Registration Rights Agreement dated as of January 5, 2001 by and between Kanakaris Wireless and the investors named therein
                  (3)

         10.4 Form of Stock Purchase Warrant dated as of January 5, 2001 issued by Kanakaris Wireless to AJW Partners, LLC, New Millennium Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol Investment Fund, Ltd. (3)

         10.5 The New York Internet Chamber of Commerce Charter Membership Agreement dated January 17, 2001 by and between The New York Internet Chamber of Commerce and Kanakaris Wireless (1)

-----------
(1) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on January 29, 2001 (Registration No. 333-54514) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on February 6, 2001 (Registration No. 333-54514) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Amendment No. 1 to Form 10-KSB filed with the Securities and Exchange Commission on January 25, 2001 (File No. 0-28213) and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KANAKARIS WIRELESS

Dated: May 15, 2001             By: /S/ DAVID SHOMAKER
                                    --------------------------------------------
                                    David Shomaker
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)