Form 10QSB
period 2001-06-30
KANAKARIS WIRELESS
filed 2001-08-16
CIK 1066624

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2001

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 76,018,858 on August 3, 2001.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                         KANAKARIS WIRELESS AND SUBSIDIARIES
                 (formerly known as Kanakaris Communications, Inc.)


Condensed Consolidated Balance Sheet at June 30, 2001......................F-1

Condensed Consolidated Statements of Operations for the Three Months
     and Nine Months Ended June 30, 2001 and 2000..........................F-3

Condensed Consolidated Statements of Comprehensive Loss for the Three
     Months and Nine Months Ended June 30, 2001 and 2000...................F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended June 30, 2001...................................................F-5

Condensed Consolidated Statements of Changes in Stockholders' Equity
     (Deficiency) for the Nine Months Ended June 30, 2001..................F-7

Notes to Condensed Consolidated Financial Statements.......................F-8

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (formerly known as Kanakaris Communications, Inc.)
                      Condensed Consolidated Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

ASSETS
------

Current assets:
   Cash and cash equivalents                                        $     1,664
   Accounts receivable                                                   35,197
   Inventories                                                            1,960
   Current maturities of note and loan receivable - net                 106,745
   Current maturities of notes receivable -
      stockholders and related parties                                   74,530
   Interest receivable                                                   26,603
   Prepaid expenses                                                      93,672
   Advances to suppliers                                                    700
                                                                    ------------

           Total current assets                                         341,071
                                                                    ------------

Property and equipment, net of accumulated
   depreciation and amortization                                         53,568
                                                                    ------------

Other assets:
   Investments                                                          153,600
   Notes receivable - stockholders and
      related parties - noncurrent                                       36,280
   Note and loan receivable - noncurrent                                 51,255
   Film library - net of amortization                                   410,122
   Goodwill - net of amortization                                       328,303
   Other                                                                  7,285
                                                                    ------------

           Total other assets                                           986,845
                                                                    ------------

           Total assets                                             $ 1,381,484
                                                                    ============

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (formerly known as Kanakaris Communications, Inc.)
                      Condensed Consolidated Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses                           $  1,151,816
   Due to former stockholder of subsidiary                               97,199
   Convertible debentures                                             3,088,500
                                                                   -------------

           Total current liabilities                                  4,337,515

Stockholders' deficiency:
   Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; 1,000,000 Class A Convertible issued
       and outstanding                                                   10,000
   Common stock, $0.001 par value; 100,000,000
       shares authorized; 68,520,847 issued and
       outstanding                                                       68,521
   Additional paid-in capital                                        28,037,111
   Accumulated deficit                                              (28,476,449)
   Deferred expenses                                                 (1,155,554)
   Less subscription receivable
       (1,260,000 shares, common)                                      (501,260)
   Comprehensive loss                                                  (938,400)
                                                                   -------------

           Total stockholders' deficiency                            (2,956,031)
                                                                   -------------

           Total liabilities and
           stockholders' deficiency                                $  1,381,484
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


                                      KANAKARIS WIRELESS AND SUBSIDIARIES
                               (formerly known as Kanakaris Communications, Inc.)
                                Condensed Consolidated Statements of Operations
                                                  (Unaudited)

                                                    Three Months    Three Months    Nine Months     Nine Months
                                                       Ended          Ended           Ended            Ended
                                                      June 30,       June 30,        June 30,         June 30,
                                                       2001            2000            2001             2000
                                                   -------------   -------------   -------------   -------------

Net sales                                          $    388,106    $     51,970    $  1,472,369    $    253,112

Cost of sales                                          (117,536)         26,508         457,375         204,419
                                                   -------------   -------------   -------------   -------------

           Gross profit                                 270,570          25,462       1,014,994          48,693
                                                   -------------   -------------   -------------   -------------

Operating expenses:
   Executive compensation                               460,535         130,268       1,223,585         326,380
   Salaries                                             121,596          62,526         384,742         174,988
   Payroll taxes and employee benefits                   11,837          24,766          33,573          50,973
   Consulting services                                  348,745         677,460       1,602,934       2,583,195
   Royalties                                                  -               -               -           2,333
   Travel and entertainment                              35,601          59,400         138,104         144,332
   Telephone and utilities                               12,511          17,331          42,281          42,784
   Marketing, advertising and investor relations         73,446       1,204,538         626,703       2,093,300
   Professional fees                                    226,632         219,356         656,752       1,335,014
   Rent                                                  46,967           7,761          82,263          19,540
   Office and other expenses                             32,205          13,250         187,874          31,871
   Equipment rental and expense                             671             713           2,529           2,932
   Insurance                                             19,166          18,184          56,301          38,341
   Depreciation and amortization                         37,153          13,413         109,627          35,803
   Taxes - other                                          1,909             383           4,309           6,436
   Bank charges                                             508           1,127           1,321           2,411
   Website development                                    4,464               -          42,609               -
   Miscellaneous                                         12,224          27,247          20,879          77,191
                                                   -------------   -------------   -------------   -------------

           Total operating expenses                   1,446,170       2,477,723       5,216,386       6,967,824
                                                   -------------   -------------   -------------   -------------

       Loss before interest and other income
           (expense)                                 (1,175,600)     (2,452,261)     (4,201,392)     (6,919,131)

       Financing and other income (expense), net     (1,786,739)     (2,406,405)     (2,934,211)     (3,377,491)
                                                   -------------   -------------   -------------   -------------

       Net loss                                    $ (2,962,339)   $ (4,858,666)   $ (7,135,603)   $(10,296,622)
                                                   =============   =============   =============   =============

       Net loss per common share -
          basic and diluted                        $       (.06)   $       (.18)   $       (.14)   $       (.35)
                                                   =============   =============   =============   =============

       Weighted average common shares
          outstanding - basic and diluted            53,753,463      28,069,151      49,752,754      29,326,819
                                                   =============   =============   =============   =============

                     See accompanying notes to condensed consolidated financial statements.


                            KANAKARIS WIRELESS AND SUBSIDIARIES
                     (formerly known as Kanakaris Communications, Inc.)
                  Condensed Consolidated Statements of Comprehensive Loss
                                        (Unaudited)


                                   Three Months   Three Months  Nine Months    Nine Months
                                      Ended          Ended         Ended          Ended
                                     June 30,       June 30,      June 30,       June 30,
                                      2001            2000          2001           2000
                                   ------------   ------------  ------------   ------------
Net loss                           $(2,962,339)   $         -   $(7,135,603)   $         -

Other comprehensive loss:
   Unrealized loss on securities          (880)             -      (938,400)             -
                                   ------------   ------------  ------------   ------------

Comprehensive loss                 $(2,963,219)    $        -   $(8,074,003)   $         -
                                   ============   ============  ============   ============

           See accompanying notes to condensed consolidated financial statements.

                                            F-4

                             KANAKARIS WIRELESS AND SUBSIDIARIES
                     (formerly known as Kanakaris Communications, Inc.)
                       Condensed Consolidated Statements of Cash Flows
                      For the Nine Months Ended June 30, 2001 and 2000
                                         (Unaudited)

                                                                   2001            2000
                                                               -------------   -------------
Cash flows from operating activities:
   Net loss                                                    $ (7,135,603)   $(10,296,622)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                   8,463          19,975
           Depreciation and amortization                             88,323          15,828
           Write off of organizational costs                              -           1,451
           Netbooks.com settlement                                    3,750               -
           Income from judgment                                           -        (250,000)
           Deferred income realized                              (1,092,000)              -
           Compensation, consulting, marketing and
             professional services, incurred in exchange
             for common stock                                     1,991,283       4,157,650
           Consulting services incurred in exchange
             for stock options                                      334,706               -
           Convertible debt - marketing cost                        190,100         520,000
           Convertible debt - financing cost                      2,621,018       2,977,500
           Convertible debt - interest cost                         254,863         128,625
   Changes in assets and liabilities (increase) decrease in:
              Accounts receivable                                   267,049         109,715
              Inventory                                               2,495          (2,784)
              Prepaid expenses                                       71,362        (183,407)
              Advances to suppliers and security deposits            (6,585)              -
              Interest receivable                                   (16,534)          1,041
       Increase (decrease) in:
              Accounts payable and accrued expenses                 350,001        (491,107)
              Royalties payable                                      12,841          46,526
              Other current liabilities                               3,823               -
                                                               -------------   -------------

           Net cash used in operating activities                 (2,050,645)     (3,245,609)
                                                               -------------   -------------
Cash flows from investing activities:
   Purchase of property and equipment                               (17,824)        (26,671)
   Loans to stockholders and related parties                              -        (175,000)
   Decrease in notes receivable -
      stockholders and related parties                              234,529          61,694
   Proceeds from notes receivable - other                            47,000               -
   Proceeds from judgement receivable                                     -          45,000
   Acquisition of film library                                      (31,397)       (242,563)
                                                               -------------   -------------
           Net cash provided by (used in)
           investing activities                                     232,308        (337,540)
                                                               -------------   -------------
Cash flows from financing activities:
   Payment to former stockholder of subsidiary                       (5,000)              -
   Proceeds from  notes payable - stockholder                             -          54,500
   Payments on notes payable - stockholder                                -         (54,500)
   Proceeds from convertible debt                                 1,109,900       3,817,500
   Proceeds from sale of common stock                               100,000             416
   Proceeds from additional paid in capital                               -         152,584
                                                               -------------   -------------

           Net cash provided by financing activities              1,204,900       3,970,500
                                                               -------------   -------------

Net increase (decrease) in cash and cash equivalents               (613,437)        387,351

Cash and cash equivalents, beginning of period                      615,101         155,063
                                                               -------------   -------------
Cash and cash equivalents, end of period                       $      1,664    $    542,414
                                                               =============   =============

           See accompanying notes to condensed consolidated financial statements.

                                             F-5

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (formerly known as Kanakaris Communications, Inc.)
           Condensed Consolidated Statements of Cash Flows (Continued)
                For the Nine Months Ended June 30, 2001 and 2000
                                   (Unaudited)


Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended June 30, 2001, the Company issued 15,865,568 shares of common stock for consulting, compensation and professional services having a fair value of $1,991,283.

During 2000, the Company issued 500,000 stock options to a consultant for current and future services having a fair value of $125,407, of which $94,055 has been expensed in the current nine month period and $31,352 has been included in equity as a deferred expense.

During the nine months ended June 30, 2000, the Company issued 3,354,752 shares of common stock for consulting, marketing and professional services having a fair value of $4,113,250.

During the nine months ended June 30, 2000, the Company distributed 99,024 of shares of treasury stock and issued 10,000 shares of common stock for compensation of $32,000 and $12,400, respectively.

During the nine months ended June 30, 2000, the Company recorded a judgment receivable in the amount of $250,000 which represented a legal settlement.

     See accompanying notes to condensed consolidated financial statements.

                                             KANAKARIS WIRELESS AND SUBSIDIARIES
                                     (formerly known as Kanakaris Communications, Inc.)
                      Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                           For the Nine Months Ended June 30, 2001
                                                         (Unaudited)

                                        Common Stock Issued             Preferred Stock
                                    ----------------------------  ----------------------------                  Accumulated
                                       Shares         Amount         Shares         Amount          APIC          Deficit
                                    -------------  -------------  -------------  -------------  -------------  -------------
Balances
September 30, 2000                    34,597,678   $     34,598      1,000,000   $     10,000   $ 19,178,359   $(21,340,846)

  Stock issued for cash:                 566,667            567              -              -         99,433              -

  Stock issued for:
    Compensation                      11,747,619         11,747              -              -      1,817,127              -
    Consulting services                3,217,949          3,218              -              -      1,061,394              -
    Marketing, advertising
      and investor relations             600,000            600              -              -        177,400              -
    Professional
      services                           300,000            300              -              -         43,700              -

  Netbooks.com settlement                 25,000             25              -              -          3,725              -

  Converted debentures                17,465,934         17,466              -              -      2,668,897              -

  Convertible debt
   financing costs                             -              -              -              -      2,621,018              -

  Issuance of 500,000 common
    stock options to a consultant              -              -              -              -        366,058              -

  Unrealized loss on
   investment                                  -              -              -              -              -              -

  Net (loss)                                   -              -              -              -              -     (7,135,603)
                                    -------------  -------------  -------------  -------------  -------------  -------------

Balances
June 30, 2001                         68,520,847   $     68,521      1,000,000   $     10,000   $ 28,037,111   $(28,476,449)
                                    =============  =============  =============  =============  =============  =============

continued below:

continued from previous page - continuation of statement.


                                      Deferred          Stock       Comprehensive
                                      Expenses      Subscriptions        Loss           Total
                                    -------------   -------------   -------------   -------------

Balances
September 30, 2000                  $               $     (1,260)     $        -    $ (2,119,149)

  Stock issued for cash:                       -               -               -         100,000

  Stock issued for:
    Compensation                      (1,124,202)              -               -         704,672
    Consulting services                  (31,352)              -               -       1,033,260
    Marketing, advertising
      and investor relations                   -               -               -         178,000
    Professional
      services                                 -               -               -          44,000

  Netbooks.com settlement                      -               -               -           3,750

  Converted debentures                         -        (500,000)              -       2,186,363

  Convertible debt
   financing costs                             -               -               -       2,621,018

  Issuance of 500,000 common
    stock options to a consultant              -               -               -         366,058

  Unrealized loss on
   investment                                  -               -        (938,400)       (938,400)

  Net (loss)                                   -               -               -      (7,135,603)
                                                    -------------   -------------   -------------

Balances
June 30, 2001                       $ (1,155,554)   $   (501,260)   $   (938,400)   $ (2,956,031)
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

Basis of Presentation
---------------------

The condensed consolidated financial statements included herein have been prepared by Kanakaris Wireless, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Kanakaris Wireless believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended September 30, 2000. The financial information presented reflects all adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending September 30, 2001, or any other period.

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

Business Organization and Activity
----------------------------------

Kanakaris Wireless (formerly Big Tex Enterprises, Inc.) (the "Company") was incorporated in the State of Nevada on November 1, 1991. The Company provides online delivery of films and books and offers Internet business services including encoding, hosting and transport/bandwidth. In addition, the Company designs, manufactures and installs ergonomic data control console systems for high-end computer command centers.

Business Combinations
---------------------

On October 10, 1997 (the "Acquisition Date"), Kanakaris Internetworks, Inc. ("KIW") consummated a Stock Purchase Agreement with the stockholder (the "Seller") of Desience Corporation ("Desience") to purchase 10,000 common shares representing 100% of its issued and outstanding common stock in exchange for a 4% royalty on the gross sales (after collection) of Desience subsequent to the acquisition date, to be paid monthly for as long as Desience remains in business or its products are sold. Pursuant to APB 16, since the Seller has no continuing affiliation with the Company, the 4% royalty is accounted for as an increase to goodwill at the date the amount is determinable. KIW will hold harmless the Seller from any claims, causes of action, costs, expenses, liabilities and prior stockholder advances. Immediately following the exchange, Desience became a wholly-owned subsidiary of KIW.

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

Inventories
-----------

Inventories at June 30, 2001 consisted of parts and finished goods and were recorded at the lower of cost or market, cost being determined using the first-in, first-out method.

Earnings Per Share
------------------

Earnings per share are computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share".

COMMITMENTS AND CONTINGENCIES
-----------------------------

Legal Actions
-------------

On August 5, 1999, the Company filed a complaint in the Los Angeles Superior Court against its former securities attorney along with 20 unnamed defendants claiming damages for breach of contract, conversion, fraud and deceit and negligence. The complaint arose out of the alleged transfer of certain funds without the Company's authorization to an unknown entity by the defendants. In January 2000, the claims were settled for $250,000, receivable by the Company over a three year period, at $5,694 per month.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On September 15, 1999, an individual filed a complaint against the Company and the executive who is the Chairman of the Board, President and Chief Executive Officer in Los Angeles Superior Court alleging breach of contract and fraud. The fraud claim was based primarily on alleged misrepresentation and concealment involving a consulting agreement between the Company and the individual. The individual alleged that he is entitled to certain stock options, of which 75% of the option price allegedly is already deemed paid in exchange for services allegedly rendered to the Company. The individual is attempting to exercise the options for the purchase of a certain number of shares to which he claims to be entitled pursuant to the agreement. The claim against the Company executive was dismissed. The case was submitted for mediation, and a hearing was held resulting in the Company and the individual entering into a Settlement Agreement and General Release on November 1, 2000 whereby the Company agreed to pay $24,000 to the individual and his attorney in three equal installments of $8,000 in exchange for dismissal with prejudice of the entire action after the three payments have been made. As of June 30, 2001, the first two payments of $8,000 each were made leaving a balance of $8,000. One additional payment of $8,000 was due on July 1, 2001. The financial statements include $8,000 of accounts payable attribute to this settlement. The final payment was made in July 2001, and the Company presently is awaiting an order from the court dismissing the case.

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

The Company counterclaimed and commenced a third-party action against affiliates of the Illinois corporation. The Illinois corporation and its affiliates filed a separate action in Utah, but the Utah court stayed that action in favor of the action pending in Illinois.

The stock at issue was in the hands of the Company's transfer agent and a stock brokerage firm that clears the trades of introducing brokers. Both of these parties filed actions for interpleader, by which they were prepared to tender to the court the stock certificates to which the Company and the Illinois corporation each laid claim. In July 2000, that tender was effectuated, and the claims asserted by and against the transfer agent and brokerage firm were dismissed. The stock, therefore, was issued and was to remain issued in the name of the United States District Court until the dispute is resolved.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On July 26, 2001, the parties involved entered into a Settlement Agreement and Mutual Release of Claims. Under that agreement, the Company agreed to release all of its claims and to direct the court to execute an assignment of the stock at issue and deliver the stock to Alpha Tech for reissuance to various designated parties in exchange for releases of all claims by parties adverse to the Company in the case and dismissal of the actions in Illinois and Utah. The Company presently is awaiting orders from the courts in Illinois and Utah dismissing the actions.

Dataview Consoles, Inc., a California corporation dba Swanson Engineering & Manufacturing Company, commenced an action against the Company and the Company's subsidiary, Desience Corporation, in the Los Angeles Superior Court on February 14, 2001. The complaint alleged that the Company and Desience owed Dataview $104,601 under several invoices for equipment manufactured for Desience by Dataview in 1997. Concurrently with the filing of the complaint, Dataview filed an application for a right to attach order against the Company and Desience to secure repayment of the debt alleged in the complaint. Effective as of April 3, 2001, the parties to the dispute entered into a settlement agreement under which the Company and Desience paid Dataview $63,584 and agreed to pay Dataview an additional $42,000 in twelve monthly installments of $3,500 beginning May 1, 2001. The settlement agreement also provides that the Company will be entitled to file a request for dismissal after the Company has made all of the installment payments in accordance with the settlement agreement. The settlement agreement also provides that the Company and Desience, on the one hand, and Dataview and its related party, on the other hand, shall all retain the unrestricted right to market, sell, distribute and manufacture or have manufactured under their own respective names all of the data control console products that Dataview had been manufacturing for Desience.

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

The term of this agreement is for six months, with one six-month renewal option. In consideration for the services the Company will render under this agreement, the Company was paid $1,000,000 in the form of eConnect restricted stock valued at the closing price of $1.25 per share on November 14, 2000, amounting to 800,000 shares. As of June 30, 2001, the stock was valued at $.072 per share and the Company recorded an unrealized loss on investment of $942,400. This amount is included in the Company's statement of comprehensive loss.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Service Agreements
------------------

The Company signed an agreement with ValueClick in January 2000 whereby ValueClick will drive advertisers to the Kanakaris web site. The Company receives $.20 each time a customer clicks on a ValueClick-served ad. The Company will also receive $.03 per click whenever a customer clicks on a Company referred web site.

On May 3, 2001, the Company entered into a service agreement with Collectible Concepts, a publicly traded corporation. The Company performed various technological services in exchange for $92,000 in the form of Collectible Concepts restricted stock valued at the closing price of $.023 per share on May 3, 2001, amounting to 4,000,000 shares. As of June 30, 2001, the stock was valued at $.024 per share and the Company recorded an unrealized gain on investment of $4,000. This amount is included in the Company's statement of comprehensive loss.

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

On March 6, 2000, the Company entered into a one year Jumpstart Program Agreement with Microsoft whereby Microsoft is assisting the Company with the development of an audio/video enhanced web site which delivers timely and relevant audio/visual content. No expense or income has been recorded by the Company relating to this agreement because under APB No. 29, Accounting For Non-monetary Transactions, the fair values of such web site promotions are not determinable within reasonable limits.

On April 20, 2000, the Company entered into a distribution agreement with John Clark for the Internet distribution rights to his book "Dead Angel" which pertain to Clark's relationship to Jerry Garcia. In consideration for this, Clark agreed to pay to the Company in perpetuity a 50% royalty on the gross sales of the book over the Internet and for two years to pay to the Company 50% of all royalties generated by the book, and the interview and party video, as well as all other ancillary rights.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In May 2000, the Company entered into an agreement with Meiselman-Rede Media Group (MRMG). Based upon the terms of the agreement, the Company paid MRMG $100,000 in exchange for the future Internet distribution rights to the first sixteen (16) two (2) minute duration episodes of a project known as Paris Falls. The $100,000 payment has been accounted for as a prepaid expense. As of June 30, 2001, $50,000 is still prepaid and $12,500 was expensed during the nine months ended June 30, 2001.

Also, in May 2000, the Company paid MRMG $100,000 for a 90 minute filmed version of a project known as the L.A. River Story. As of June 30, 2001, the Company and MRMG are still in the process of editing this film.

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

CONSULTING AGREEMENT
--------------------

On June 7, 2001, the Company entered into a one year consulting agreement with Peter Benz. Based upon the terms of the agreement, the Company granted to Peter Benz 1,000,000 shares of the Company's common stock valued at $165,000 plus the option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.10 per share. As of June 30, 2001, Peter Benz had exercised the option as to 500,000 shares.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

REVOLVING LINE OF CREDIT
------------------------

On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement ("the Agreement") with Alliance Equities Inc. ("Alliance"), a Florida-based venture capital firm, which Agreement expires December 10, 2001. Under the terms of the Agreement, Alliance has made available a $7 million revolving line of credit with interest on the unpaid principal at 10% per annum. The funds from the line of credit could enable the Company to pursue current Internet opportunities and e-commerce development. Under the terms of the Agreement, the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to the Lender. Additionally, the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. As of June 30, 2001, no amounts were outstanding under this line of credit. Furthermore, in a separate memorandum of agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of stock or credit towards the purchase of stock. As of June 30, 2001, the Company had issued to Alliance 1,600,000 shares of the Company's common stock valued at approximately $554,400 for consulting services.

STOCK OPTION PLAN
-----------------

In May 2000, the Company's board of directors and stockholders approved a stock option plan (the "2000 Plan"). The 2000 Plan was designed to offer an incentive-based compensation system to employees, officers and directors of the Company, and to employees of companies which do business with the Company. The 2000 Plan provided for the grant of incentive stock options and non-qualified stock options. A total of 3,000,000 shares of common stock were authorized for issuance under the Plan. Effective March 14, 2001, the Company's board of directors approved a motion to cancel 2,537,500 of the 3,000,000 options previously granted to various officers, directors and employees, with the consent of those officers, directors and employees.

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

The Purchasers converted portions of the 2000 debentures and accrued interest into shares of common stock of the Company at various times. The initial conversion price of these debentures was equal to the lesser of $.97 and 66.66% of the average closing bid price during the 20 trading days immediately preceding the conversion dates.

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

The Purchasers made investments in tranches, the first in the aggregate amount of $650,000, which was received upon signing of the definitive investment agreements and the second, in the aggregate amount of $650,000, which was received in March 2001.

Upon the issuance of the first $650,000 of convertible debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested or which may have been invested in the two $650,000 tranches of convertible debentures. The initial exercise price of the warrants was equal to the lesser of (i) $0.125 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately preceding the exercise date. For all debentures issued in January and March 2001, interest is 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers.

The debentures are immediately convertible into shares of the Company's common stock. The initial conversion price for the January and March 2001 debentures was equal to the lesser of (i) $0.15 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately prior to the conversion date, discounted by 37.5%.

As of April 30, 2001, $1,848,500 of the original $4,500,000 principal balance of 10% Convertible Debentures due May 1, 2001 remained outstanding. As of April 30, 2001, the Company entered into an agreement with the holders of these debentures to extend the due date of these debentures to May 1, 2002. In consideration for the extension, the Company granted to the holders warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an initial exercise price equal to the lesser of the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the grant of the warrants, discounted by 37.5%, and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise of the warrants.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In order to provide working capital and financing for the Company's expansion, as of June 29, 2001, the Company entered into a securities purchase agreement and related agreements with three accredited investors (the "Purchasers") for the purchase of $500,000 of the Company's 12% Convertible Debentures due June 29, 2002. The debentures bear interest at a rate of 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers.

The debentures initially are convertible into shares of common stock at the lesser of $.10 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the trading days immediately preceding conversion.

Upon the issuance of the issuance of the June 2001 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants was equal to the lesser of $0.0584 and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise.

Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to approximately $1,014,000 for the nine months ended June 30, 2001. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

The Company's convertible debentures and related warrants contain anti-dilution provisions whereby, if the Company issues common stock or securities convertible into or exercisable for common stock at a price less than the conversion or exercise prices of the debentures or warrants, the conversion and exercise prices of the debentures or warrants shall be adjusted as stipulated in the agreements governing such debentures and warrants.

As of June 29, 2001, the Company entered into a letter agreement with certain of its debenture investors, which letter agreement which provided various anti-dilution adjustments to the debentures and warrants issued in the April 2000, January 2001 and March 2001 debenture offerings. These adjustments were made partly in lieu of other adjustments that would have been imposed under the terms of the April 2000, January 2001 and March 2001 debenture offering documents. As a result of these adjustments, the conversion prices for the debentures held by these entities and issued in the April 2000, January 2001 and March 2001 offerings were reduced to the lesser of (i) $.10 per share, and (ii) 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise prices of the warrants issued in connection with the April 2000, January 2001 and March 2001 offerings were reduced to the lesser of (i) $0.0584 per share, and (ii) the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants.

The Company recorded financing costs of approximately $1,607,000 for the nine months ended June 30, 2001 in connection with the repricing of existing debentures and warrants that occurred as a result of the June 29, 2001 debenture offering.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the nine months ended June 30, 2001, the Company issued an aggregate of 17,465,934 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $2,668,897 of principal plus related interest on the Company's convertible debentures.

As of June 30, 2001, the Company was indebted for an aggregate of $3,088,500 on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

RELATED PARTY TRANSACTIONS
--------------------------

During the nine months ended June 30, 2001, the Company issued 12,222,619 shares of its common stock to officers, directors, accountants and consultants who subsequently became directors, having an aggregate fair market value of $1,935,250.

                         KANAKARIS WIRELESS AND SUBSIDIARIES
                 (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

SEGMENT INFORMATION

                                        Internet        Modular
                                        Commerce        Consoles           Total
                                      -------------   -------------   --------------
For the nine months ended June 30:

2000
----
   Revenues                           $     16,843    $    236,269    $    253,112
   Segment profit (loss)               (10,209,535)        (87,087)    (10,296,622)
   Total assets                          1,983,588          39,238       2,022,826
   Additions to long-lived assets           24,515           2,156          26,671
   Depreciation and amortization            13,533           2,295          15,828

2001
----
   Revenues                           $  1,147,847    $    324,522    $  1,472,369
   Segment profit (loss)                (7,123,954)        (11,649)     (7,135,603)
   Total assets                          1,459,891         (78,407)      1,381,484
   Additions to long-lived assets           17,824               -          17,824
   Depreciation and amortization           100,623             187         100,810

For the three months ended June 30:

2000
----
   Revenues                           $      5,835    $     46,135    $     51,970
   Segment profit (loss)                (4,815,727)        (42,939)     (4,858,666)
   Total assets                          1,983,588          39,238       2,022,826
   Additions to long-lived assets           16,680           2,156          18,836
   Depreciation and amortization             8,141           1,530           9,671

2001
----
   Revenues                           $    369,383    $     18,723    $    388,106
   Segment profit (loss)                (2,904,216)        (58,123)     (2,962,339)
   Total assets                          1,459,891         (78,407)      1,381,484
   Additions to long-lived assets            4,070               -           4,070
   Depreciation and amortization            28,273              63          28,336

                       KANAKARIS WIRELESS AND SUBSIDIARIES
               (FORMERLY KNOWN AS KANAKARIS COMMUNICATIONS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PREFERRED STOCK
---------------

At a special meeting of the Company's stockholders held on March 14, 2001, the holders of preferred stock and common stock agreed to amend the Company's articles of incorporation so that the voting rights of the preferred stock were increased from twenty non-cumulative votes per share, voting together with the common stock on all matters on which the holders of common stock are entitled to vote, to 100 non-cumulative votes per share on such matters. On May 2, 2001, the Company filed the amendment to its articles of incorporation. As a result of this increase in voting rights and as a result of his ownership of shares of common stock and preferred stock, the Company's Chairman of the Board, President and Chief Executive Officer became entitled to exercise voting control over the Company.

COMMON STOCK
------------

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

OVERVIEW

         We provide online delivery of films and books and offer business services, including encoding of video for online delivery. In addition, we design, manufacture and install ergonomic data control console systems for high-end computer command centers.

         We derive our revenue from both our wireless content delivery and our data control systems. We expect to continue to place significant emphasis upon the further development and expansion of our wireless content delivery and e-commerce activities. As funds become available, we intend to increase our marketing efforts substantially in order to develop awareness, brand loyalty and sales for our newly introduced www.AK.TV interactive online channel and our CinemaWEAR(TM) video-to-Internet encoding process. We intend to generate revenue from advertising sponsorships, subscriptions, pay-per-view and product sales pertaining to the AK.TV channel. We also intend to derive revenue from both product sales and service fees pertaining to our CinemaWEAR(TM) encoding. We also intend to continue to invest in the development of new products and services that enhance AK. TV and CinemaWEAR(TM) encoding. In addition, we intend to further develop our existing wireless products and services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         NET SALES. Net sales increased $336,000 (647%) from $52,000 for the three months ended June 30, 2000 to $388,000 for the three months ended June 30, 2001. The portion of net sales derived from our wireless businesses increased $363,000 (6,000%) from $6,000 for the three months ended June 30, 2000 to $369,000 for the three months ended June 30, 2001, due primarily to an increase in advertising sponsorship revenues. We are working to increase our advertising sponsorship revenue by making additional sponsorship opportunities available in conjunction with AK.TV. The portion of net sales derived from the sales of our data control console systems decreased $27,000 (59%) from $46,000 for the three months ended June 30, 2000 to $19,000 for the three months ended June 30, 2001. This decrease primarily was due to a slowdown in the economy that resulted in slower sales. We expect our data control console sales to increase as a result of our enhanced sales activities and an increase in our original equiment manufacturing capacity.

         GROSS PROFIT. Gross profit increased $246,000 (984%) from a gross profit of $25,000 for the three months ended June 30, 2000 to a gross profit of $271,000 for the three months ended June 30, 2001. This increase in gross profit was due primarily to the increase in advertising revenues noted above.

         OPERATING EXPENSES. Total operating expenses decreased $1,032,000
(42%) from $2,478,000 for the three months ended June 30, 2000 to $1,446,000 for the three months ended June 30, 2001. This decrease in total operating expenses primarily was due to decreases in consulting services and marketing, advertising and investor relations costs. Consulting services decreased $328,000 (48%) from $677,000 for the three months ended June 30, 2000 to $349,000 for the three months ended June 30, 2001. Marketing, advertising and investor relations costs decreased $1,132,000 (94%) from $1,205,000 for the three months ended June 30, 2000 to $73,000 for the three months ended June 30, 2001.

These fees and costs decreased primarily because of an emphasis placed on reducing such costs. The decreases in these fees and costs were offset by increases in executive compensation of $330,000 (254%) and in salaries of $59,000 (94%) for the three months ended June 30, 2001 as compared to the comparable prior year period.

         OTHER EXPENSE. Other expense decreased $619,000 (26%) from
$2,406,000 for the three months ended June 30, 2000 to $1,787,000 for the three months ended June 30, 2001. This decrease primarily was due to a decrease in the cost of convertible debt financing costs.

         NET LOSS. Net loss decreased $1,897,000 (39%) from $4,859,000 for the three months ended June 30, 2000 to $2,962,000 for the three months ended June 30, 2001. This decrease in net loss was due to a combination of increased revenues and decreased operating expenses, as discussed above.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

         NET SALES. Net sales increased $1,219,000 (481%) from $253,000 for the nine months ended June 30, 2000 to $1,472,000 for the nine months ended June 30, 2001. The portion of net sales derived from our wireless businesses increased $1,131,000 (6,652%) from $17,000 for the nine months ended June 30, 2000 to
$1,148,000 for the nine months ended June 30, 2001, due primarily to an increase in advertising sponsorship revenues. The portion of net sales derived from the sales of our data control console systems increased $88,000 (37%) from $236,000 for the nine months ended June 30, 2000 to $325,000 for the nine months ended June 30, 2001. This increase primarily was due to our enhanced sales activities. We expect our data control console sales to increase further as a result of our enhanced sales activities and an increase in our original equipment manufacturing capacity.

         GROSS PROFIT. Gross profit increased $966,000 (1,971%) from a gross profit of $49,000 for the nine months ended June 30, 2000 to a gross profit of $1,015,000 for the nine months ended June 30, 2001. This increase in gross profit was due primarily to the increase in advertising sponsorship revenues noted above.

         OPERATING EXPENSES. Total operating expenses decreased $1,752,000 (25%) from $6,968,000 for the nine months ended June 30, 2000 to $5,216,000 for the nine months ended June 30, 2001. This decrease in total operating expenses primarily was due to decreases in consulting services, marketing, advertising and investor relations costs, and professional fees. Consulting services decreased $980,000 (38%) from $2,583,000 for the nine months ended June 30, 2000 to $1,603,000 for the nine months ended June 30, 2001. Marketing, advertising and investor relations costs decreased $1,466,000 (70%) from $2,093,000 for the nine months ended June 30, 2000 to $627,000 for the nine months ended June 30, 2001. Professional fees decreased $678,000 (51%) from $1,335,000 for the nine months ended June 30, 2000 to $657,000 for the nine months ended June 30, 2001. These fees and costs each decreased primarily as a result of our successful completion of several steps in the development of our business. These steps, which required consulting, marketing and professional services, included content acquisition, encoding of our content, database building, web site design, e-commerce applications and other one-time expenses. The decreases in these fees and costs were offset by increases in executive compensation of $897,000 (275%) and in salaries of $210,000 (120%) for the nine months ended June 30, 2001 as compared to the comparable prior year period.

         OTHER EXPENSE. Other expense decreased $443,000 (13%) from $3,377,000 for the nine months ended June 30, 2000 to $2,934,000 for the nine months ended June 30, 2001. This decrease primarily was due to a decrease in the cost of convertible debt financing costs.

         NET LOSS. Net loss decreased $3,162,000 (31%) from $10,297,000 for the nine months ended June 30, 2000 to $7,135,000 for the nine months ended June 30, 2001. This decrease in net loss was due to a combination of increased revenues and decreased operating expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. We also have available to us a $7,000,000 revolving line of credit from Alliance Equities that can be drawn upon by us for up to $500,000 per month, with interest to accrue at the rate of 10% per annum. However, during the fiscal year ended September 30, 2000 and through August 14, 2001, no amounts were outstanding under the line of credit.

         In January 2000, our convertible debentures that were outstanding as of December 31, 1999 were converted into an aggregate of 1,783,334 shares of our common stock, which shares were registered by us for resale by the purchasers.

         In February 2000, we issued $1,000,000 of our 10% Convertible Debentures due February 1, 2001, which debentures were accompanied by warrants to purchase up to 300,000 shares of common stock. The net proceeds of that offering, after the payment of some related expenses, were $870,000. In March and April 2000, $750,000 of the principal amount plus interest was converted into shares of common stock. In June 2000, the remaining $250,000 of the principal amount plus interest was converted into shares of common stock. The shares of common stock issued upon conversion were registered by us for resale by the purchasers.

         In April and August 2000, we issued an aggregate of $4,500,000 of our 10% Convertible Debentures due May 1, 2001, which were accompanied by warrants to purchase up to an aggregate of 1,350,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $3,905,000. The shares of common stock underlying the debentures and warrants were registered by us for resale by the purchasers. As of April 30, 2001, $1,848,500 of the principal amount remained outstanding under these debentures. As of April 30, 2001, we entered into an agreement with the holders of these debentures to extend the due date of these debentures to May 1, 2002. In consideration for the extension, we granted to the holders warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price equal to the lesser of the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the grant of the warrants, discounted by 37.5%, and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise of the warrants. As of August 8, 2001, $1,688,500 of the original $4,500,000 principal balance of these debentures remained outstanding.

         In January 2001, we issued $650,000 of 12% convertible debentures due January 5, 2002 to four accredited investors in the first stage of a two-stage offering. The debentures were accompanied by warrants to purchase up to an aggregate of 3,900,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $631,500. In March 2001, we issued $650,000 of 12% convertible debentures due March 9, 2002 in the second stage of the offering. The net proceeds of that offering, after payment of some related expenses, were approximately $647,500. We have registered for resale by the investors the shares of common stock underlying the January and March debentures and warrants.

         On June 29, 2001, we issued an aggregate of $500,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures initially are convertible into shares of common stock at the lesser of $.10 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $420,000. We are in the process of registering for resale by the purchasers shares of common stock underlying these debentures and warrants.

         As of June 29, 2001, we entered into a letter agreement with some of our debenture holders. The agreement provided various anti-dilution adjustments to the debentures and warrants issued in April and August 2000 and in January 2001 and March 2001. These adjustments were made partly in lieu of other adjustments that would have been imposed under the terms of the debenture offering documents. As a result of these adjustments, the conversion prices for the debentures issued to these holders in April and August 2000 and in January 2001 and March 2001 were reduced to the lesser of $0.10 per share and 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise prices of the warrants issued to the holders in connection with the offering of the debentures in April and August 2000 and in January 2001 and March 2001 were reduced to the lesser of $0.0584 per share and the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants.

         As of June 30, 2001, we had negative working capital of approximately $3,996,000 and an accumulated deficit of approximately $28,476,000. As of that date, we had approximately $1,660 in cash, and approximately $142,000 of accounts and notes receivable. We had accounts payable of approximately $1,152,000 and convertible debentures of $3,088,500. To the extent debentures issued by us are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled $2,051,000 for the nine months ended June 30, 2001 and $3,246,000 for the nine months ended June 30, 2000. Cash provided by our investing activities totaled $232,000 for the nine months ended June 30, 2001, and cash used in our investing activities totaled $338,000 for the nine months ended June 30, 2000.

         Cash provided by our financing activities totaled $1,205,000 for the nine months ended June 30, 2001 and totaled $3,971,000 for the nine months ended June 30, 2000. We raised $1,110,000 of the cash provided by financing activities during the nine months ended June 30, 2001 and $3,818,000 of the cash provided by financing activities during the nine months ended June 30, 2000 from the issuance of our convertible debentures.

         For the quarter ended June 30, 2001, we had net sales of $388,000 and a net loss of $2,962,000, of which loss $2,239,000 (76%) consisted of non-cash expenses. These non-cash expenses included $1,718,018 of convertible debt financing costs incurred with respect to converted debentures.

         In an effort to increase sales related to our wireless business, we are implementing an enhanced marketing and sales strategy. For example, we are selling advertising sponsorships to our AK.TV 24-hour streaming Internet television channel. We also are completing research and development of additional attributes to our CinemaWEAR(TM) technology with the goal of launching an interactive personal meeting site within the AK.TV interactive channel.

         Also, we are enhancing our efforts to obtain online user registration for movie viewing on AK.TV, soliciting monthly subscriptions to and pay-per-view sales of movie viewing on AK.TV, introducing revenue-sharing web partner programs and improving tracking of our market share. We believe that if we are successful in implementing the above business strategies, we will generate increased revenues from our wireless content and technology business segment.

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

         Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of June 30, 2001, we had an accumulated deficit of approximately $26,869,000. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business, especially our Internet-based business.

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

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN LITIGATION AGAINST US.

         There is currently an extremely limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "KKRS." There can be no assurance that any regular trading market for our common stock will develop or, if developed, will be sustained. The trading prices of our common stock have fluctuated significantly over time. In fact, for the quarter ended June 30, 2001, the high and low closing bid prices for a share of our common stock were $.26 and $.10, respectively. The trading prices of our common stock could experience wide fluctuations in the future in response to:

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On September 15, 1999, Robert Adams filed a complaint against our company and our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris, individually, in Los Angeles Superior Court (Case No. LC050023) alleging breach of contract and fraud. Mr. Adams based his fraud claim primarily on alleged misrepresentations and concealment involving a consulting agreement between Kanakaris Wireless and Mr. Adams. Mr. Adams alleged that he was entitled to certain stock options, of which 75% of the option price allegedly was already deemed paid in exchange for services allegedly rendered by Mr. Adams to our company. Mr. Adams attempted to exercise the options for the purchase of a certain number of shares to which he claimed to be entitled under the agreement. The claims against Mr. Kanakaris individually were dismissed. On November 1, 2000, Mr. Adams and Kanakaris Wireless entered into a Settlement Agreement and General Release under which we agreed to pay a total of $24,000 to Mr. Adams and his attorney in three equal installments of $8,000 each on November 1, 2000, March 1, 2001 and July 1, 2001 in exchange for dismissal with prejudice of the entire action after the three payments have been made. The final payment was made in July 2001, and we are presently awaiting an order from the court dismissing the case.

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

         The stock at issue was in the hands of Alpha Tech and Miller, Johnson & Kuehn, Inc., a stock brokerage firm that clears the trades of introducing brokers. Both Alpha Tech and MJ&K filed actions for interpleader, by which they were prepared to tender to the court the stock certificates to which Kanakaris Wireless, Institutional Management and Pinnacle Management are each laying claim. In July 2000, that tender was made, and the claims asserted by and against Alpha Tech and MJ&K were dismissed. The stock was issued and was to remain issued in the name of the United States District Court until the dispute is resolved.

         On July 26, 2001, the parties involved entered into a Settlement Agreement and Mutual Release of Claims. Under that agreement, we agreed to release all of our claims and to direct the court to execute an assignment of the stock at issue and deliver the stock to Alpha Tech for reissuance to various designated parties in exchange for releases of all claims by parties adverse to us in the case and dismissal of the actions in Illinois and Utah. We are presently awaiting orders from the courts in Illinois and Utah dismissing the actions.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In April 2001, we issued 25,000 shares of common stock valued at approximately $3,750 to one entity in settlement of a dispute.

         In April 2001, we issued 250,000 shares of common stock valued at $31,250 to a director and officer as compensation for services rendered.

         In April 2001, we issued an aggregate of 1,425,000 shares of common stock valued at $142,500 to four directors and officers and three employees as compensation for services rendered.

         In April 2001, we issued 250,000 shares of common stock valued at $25,000 to our accountants for services rendered.

         As of April 1, 2001 we issued 300,000 shares of common stock valued at $42,180 to one consultant for services rendered.

         In April 2001, we issued an aggregate of 3,063,256 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $170,000 of principal plus related interest on our convertible debentures.

         As of April 30, 2001, $1,748,500 of the original $4,500,000 principal balance of 10% Convertible Debentures due May 1, 2001 remained outstanding. As of April 30, 2001, we entered into an agreement with the four accredited holders of these debentures to extend the due date of these debentures to May 1, 2002. In consideration for the extension, we granted to the investors warrants to purchase up to an aggregate of 1,350,000 shares of common stock at an exercise price equal to the lesser of the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the grant of the warrants, discounted by 37.5%, and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise of the warrants.

         In May 2001, we issued 297,619 shares of common stock valued at $31,250 to an officer and director as compensation for services rendered.

         In May 2001, we issued 733,249 shares of common stock to one accredited investor upon conversion of $50,000 of principal plus related interest on our convertible debentures.

         In May 2001, we issued 7,500,000 shares of common stock to our Chairman of the Board, President and Chief Executive Officer as compensation for services rendered and to be rendered.

         In June 2001, we issued 1,000,000 shares of common stock valued at $170,000 and an option to purchase up to 2,000,000 shares of common stock at $0.10 per share to one consultant for services to be rendered. We subsequently reduced the exercise price to $0.05 per share with respect to 1,500,000 shares covered by this option. We issued 500,000 shares of common stock to the consultant in June 2001 at $0.10 per share and 1,500,000 shares of common stock to the consultant in July 2001 at $0.05 per share upon exercise of the option.

         In June 2001, we issued 1,630,614 shares of common stock to four accredited investors upon conversion of an aggregate of $140,000 of principal plus related interest on our convertible debentures.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

    Exhibit No.      Description
    -----------      -----------

         3.1. Amendment to Article III of the Amended and Restated Bylaws adopted by the Kanakaris Wireless Board of Directors on June 21, 2001

         10.1. Form of Convertible Debenture due March 9, 2002 made by Kanakaris Wireless in favor of AJW Partners, LLC, New Millennium Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol Investment Fund, Ltd.

         10.2. Securities Purchase Agreement dated as of June 29, 2001 between Kanakaris Wireless and AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc.

         10.3. Form of 12% Convertible Debenture due June 29, 2002 made by Kanakaris Wireless in favor of each of AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc.

         10.4. Form of Stock Purchase Warrant dated June 29, 2001 issued by Kanakaris Wireless to each of AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc.

         10.5. Registration Rights Agreement dated as of June 29, 2001 by and between Kanakaris Wireless and AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc.

         10.6. Letter Agreement dated as of June 29, 2001 by and among Kanakaris Wireless and AJW Partners, LLC, New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC

         (b)      Reports on Form 8-K
                  -------------------

                  We filed a report on Form 8-K on May 7, 2001 in connection with matters approved by our stockholders at the 2001 annual meeting of stockholders held on March 14, 2001, the results of which meeting were included in that report. The Form 8-K included "Item 1. Changes in Control of Registrant" and "Item
                  5. Other Events."

                  We filed a report on Form 8-K on June 1, 2001 in connection with our execution of a letter of intent to acquire the Los Angeles Film School. A copy of our related press release was included in that report. The Form 8-K included "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits."

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KANAKARIS WIRELESS

Dated: August 15, 2001           By: /S/ DAVID SHOMAKER
                                    --------------------------------------------
                                    David Shomaker
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)

                                EXHIBITS

    Exhibit No.      Description
    -----------      -----------

         3.1. Amendment to Article III of the Amended and Restated Bylaws adopted by the Kanakaris Wireless Board of Directors on June 21, 2001

         10.1. Form of Convertible Debenture due March 9, 2002 made by Kanakaris Wireless in favor of AJW Partners, LLC, New Millennium Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol Investment Fund, Ltd.

         10.2. Securities Purchase Agreement dated as of June 29, 2001 between Kanakaris Wireless and AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc.

         10.3. Form of 12% Convertible Debenture due June 29, 2002 made by Kanakaris Wireless in favor of each of AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc.

         10.4. Form of Stock Purchase Warrant dated June 29, 2001 issued by Kanakaris Wireless to each of AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc.

         10.5. Registration Rights Agreement dated as of June 29, 2001 by and between Kanakaris Wireless and AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc.

         10.6. Letter Agreement dated as of June 29, 2001 by and among Kanakaris Wireless and AJW Partners, LLC, New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC