Form 10KSB
period 2001-09-30
KANAKARIS WIRELESS
filed 2002-01-15
CIK 1066624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-KSB
(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended SEPTEMBER 30, 2001

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

                                 (714) 444-0530
              (Registrant's Telephone Number, Including Area Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended September 30, 2001 were $1,699,817.

As of January 4, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $851,145. The number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 8,511,073 on January 4, 2002.

Effective December 7, 2001, a one-for-twenty reverse stock split of the issued and outstanding shares of the registrant's common stock was made. All share and per share amounts in this report have been restated to reflect the reverse split.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY HISTORY

         We are the surviving company in a series of transactions involving Kanakaris InternetWorks, Inc., a Delaware corporation that was incorporated on February 25, 1997, Desience Corporation, a California corporation that was incorporated on April 17, 1984, and Big Tex Enterprises, a Nevada corporation that was incorporated on November 1, 1991. On October 10, 1997, Kanakaris InternetWorks, Inc. purchased all of the outstanding shares of common stock of Desience Corporation in exchange for a royalty payable to the prior sole stockholder of Desience Corporation based upon a percentage of Desience Corporation's gross sales. On November 25, 1997, Big Tex Enterprises purchased all of the outstanding shares of common stock of Kanakaris InternetWorks, Inc. in exchange for 150,000 shares of our common stock owned by Nelson Vasquez, the then president of Big Tex Enterprises, 150,000 newly issued shares of our common stock and 1,000,000 newly issued shares of our preferred stock. On November 26, 1997, Big Tex Enterprises changed its name to Kanakaris Communications, Inc. On June 2, 2000, Kanakaris Communications, Inc. changed its name to Kanakaris Wireless. Consequently, we are a Nevada corporation that was incorporated on November 1, 1991 and is the sole stockholder of Kanakaris InternetWorks, Inc., and Kanakaris InternetWorks, Inc. is the sole stockholder of Desience Corporation. Our common stock trades on the NASD's OTC Electronic Bulletin Board under the ticker symbol "KKRW."

COMPANY OVERVIEW

         We provide Cyber+Mortar(TM) services. We provide secure Internet-based encoding and delivery of media-rich content including video and text and also provide enclosure systems for viewing media-rich content. We are an Internet-based provider of online delivery of films and books. Our Internet web site, www.KKRS.Net, is currently the portal to all of the proprietary content and web sites of Kanakaris Wireless. Our films are accessible to Internet users at access rates from 56 kilobits per second, or 56 kbps, to broadband at www.CinemaPop.com. We have over 450 movies of television quality that are available on-demand with full-screen scalability.

         We introduced in August 2001 www.AK.TV, a global interactive television-styled web channel that we anticipate will incorporate the content currently accessible through www.CinemaPop.com and is available for viewing on a variety of Internet-enabled devices, including Pocket PCs and laptop and desktop computers and that, through an imbedded video player, shows regularly scheduled and on-demand programming. We have been an innovator in electronic book delivery and are in the process of preparing and incorporating our next generation e-book web site www.WordPop.com and its content into our www.AK.TV web channel. There are over 100 movies and excerpts of over 300 books available on-demand through www.AK.TV.

         We plan to market devices that will easily make the content provided through www.AK.TV viewable through the use of a standard television set by connecting the set to an Internet-enabled computer. We also plan to offer various products of the pop culture genre and print-on-demand books through an area of the www.AK.TV web channel dedicated to shopping. In addition, we plan to solicit sponsorships from businesses for advertising content to be displayed with the programming provided through our www.AK.TV web channel. We are also developing an interactive meeting place, tentatively called My Personal Video, as a future enhancement to the www.AK.TV web channel through which we plan to offer various messaging services, including one-on-one video meetings and on-line chat features.

         Our www.AK.TV initiative represents the culmination of the development of our Internet content and technology, and we anticipate that the basic services and content provided through www.AK.TV will be available at no additional charge for those with Internet connectivity. WWW.AK.TV serves as the portal to all of the proprietary content and web sites of Kanakaris Wireless.

         In April 2001, we expanded our Internet business through the introduction of our Kanakaris Wireless Independent Network, or KANWIN(TM). Our three anchor services of KANWIN(TM) are digital encoding, web hosting and wired and wireless delivery. Our KANWIN(TM) services enable businesses to deliver video, audit and text to Internet-enabled devices, including Pocket PCs, laptop and desktop computers and televisions.

         In addition to operating our Internet and e-commerce businesses, we design, manufacture and install ergonomic data control console systems for high-end computer command centers used by governmental agencies and Fortune 500 and other companies. Our customers have included NASA, the Federal Bureau of Investigation, the United States Navy, Bank of America, Mitsubishi and many others.

         We derive our revenue through both our wireless content delivery and sales of our data control console systems. We expect to continue to place significant emphasis upon the further development and expansion of our wireless content delivery and e-commerce activities.

         Our currently available and planned wireless content delivery and e-commerce activities are designed to provide the following key benefits to individual consumers and businesses:

         ONLINE MOVIES

         o   Wireless delivery of full-length films
         o   Works with any device that has an Internet connection
         o   Compatible with any browser or on any platform
         o   Pay-per-view for individual movies
         o   Monthly access to unlimited viewing of movies
         o   Full-screen viewing of movies
         o   High-quality encoding of movies using proprietary technology
         o Interactive video advertisements that permit consumers to purchase and businesses to sell products

         ONLINE BOOKS

         o   Real-time delivery
         o   Direct delivery through a secured server
         o   Dynamic updates
         o Wireless delivery to handheld devices, including Pocket PCs and Palm(TM) handhelds
         o   Print-on-demand

         CINEMAWEAR(TM)

         o Video encoding for high-quality video transmission and viewing
         o   Direct licensing of CinemaWEAR(TM) proprietary technology
         o Bundling of CinemaWEAR(TM) proprietary technology with hardware and software products

         ONLINE MESSAGING

         o   Interactive one-on-one personal video meetings
         o   Video messaging and quick chat features

         We currently offer or plan to offer the services described above through www.AK.TV, our global interactive television-styled web channel.

         Our data control console products are designed to provide the following key benefits to customers:

         o Maximization of operator efficiency and productivity through ergonomics by providing an environment that reduces visual and physical stress, enhancing the operator's ability to focus attention and facilitating equipment access
         o Maximization of the number of displays per operator in a compact space
         o Flexibility to accommodate growth and change in both hardware and location

INTERNET INDUSTRY BACKGROUND

         The Internet began in the late 1960s as an experiment in the design of robust computer networks. The Internet is a collection of computer networks - a network of networks - that allows anyone to connect with their computer to the Internet and immediately communicate with other computers and users across the world. Its users for decades were primarily limited to defense contractors and academic institutions. With the advent of high-speed modems for digital communication over common telephone lines, individuals and organizations began connecting to and taking advantage of the Internet's advanced global communications ability.

         Although there were several factors responsible for the growth of the Internet, the factors that are most often attributed to its success are the advent of HTML, the World Wide Web and Internet browsers. With the expansion in the number of Internet users and web sites, we believe development of two phenomena, growth in the amount of commerce that is being transacted over the Internet and willingness of businesses to spend money to be a part of the Internet, will continue to grow for the foreseeable future.

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

DATA CONTROL CONSOLE INDUSTRY BACKGROUND

         The data control console industry focuses on the design, manufacture and implementation of high-tech furniture systems used to fully integrate computer systems and communications systems in the workplace. Working with IBM, we developed the first modular system for enclosing and organizing the equipment and cabling associated with data and network control centers. The first large installation occurred in 1985. We were the first manufacturer using a standard, modular system that could be quickly installed by bolting together without any site construction and could similarly be added to or reconfigured easily with additional parts.

OUR STRATEGY

         It is our strategy to deliver interactive content, including movies and books, directly over the Internet to computer devices available in schools, offices, homes and cars on a worldwide, around-the-clock basis and to provide high quality data control console products to businesses and government. Our objective is to maintain our position as a competitive provider of downloadable content and data control console products and to become a leading provider of proprietary encoding technology and Internet business services. To achieve this objective, we have developed a strategy with the following key elements:

         o DEVELOP AND DEPLOY WWW.AK.TV. WWW.AK.TV, our television-styled web channel, was officially launched in August 2001 and we plan to make it our new portal to all of our proprietary content, offered products and web sites.

         o DEVELOP AND DEPLOY CINEMAWEAR(TM). We are pursuing the development and marketing of CinemaWEAR(TM) as a stand-alone consumer product, bundled consumer product and as a business service.

         o DEVELOP AND DEPLOY KANWIN(TM) SALES FORCE. We have begun the recruitment and hiring process for sales representatives for our KANWIN(TM) services.

         o CONTINUE DEVELOPMENT OF OUR MOVIE PARTNER PROGRAM. We intend to further develop our movie partner program to allow any mainstream web site in the world to host a virtual theater. Eligible web sites may join our program free of charge and share in our revenues generated through their participation in our program.

         o FURTHER DEVELOP DIRECT-OVER-THE-INTERNET DELIVERY OF BOOKS. We have implemented direct-over-the-Internet delivery of books to Pocket PCs and Palm(TM) handhelds. We have introduced an interactive digital books posting program that allows web site visitors to directly post books for online delivery at www.WordPop.com and allows authors to access information on how many of their books have been ordered online. We intend to further develop direct-over-the-Internet delivery of books by, among other things, seeking new relationships with publishers and authors. The services offered at www.WordPop.com have been incorporated into our www.AK.TV web channel.

         o DEVELOP AND CULTIVATE STRATEGIC ALLIANCES. We intend to cultivate our existing strategic alliances with Microsoft Corporation and others and to develop new strategic alliances that will aid us in building brand awareness for our Internet and e-commerce web sites and enhancing the products and services we provide.

         o LEVERAGE OUR CUSTOMER BASE AND INTENSIFY OUR MARKETING ACTIVITIES. We have built a database of viewers of movies at www.CinemaPop.com by requesting information from subscribers and plan on carrying over and continuing to build the database once www.CinemaPop.com is incorporated into our www.AK.TV web channel. We are using the database to market our Internet services. We intend to continue to generate new sales materials and aids to enhance our data control console product exposure and to increase our sales force to penetrate deeper into national and international markets.

OUR INTERNET PRODUCTS AND SERVICES

     INTERNET SERVICES FOR BUSINESSES

         In April 2001, we began offering a series of Internet services for businesses. We collectively call these services KANWIN(TM), or The Kanakaris Wireless Independent Network. We developed these services using our experience in creating our own proprietary, media-rich web sites. We designed these services to enable businesses to enhance the quality of video on their corporate web sites, to expand the scope of distribution of corporate web sites to all Internet-enabled devices, and to offer e-commerce-related Internet services. The three key elements of KANWIN(TM) are encoding, hosting and transport/bandwidth. Our encoding, hosting, transport/bandwidth and other KANWIN(TM) services, which are available individually or as customized packages, are described in further detail below.

         CinemaWEAR(TM) Encoding and Embedded Electronic Commerce(TM)
         ------------------------------------------------------------

         Our proprietary CinemaWEAR(TM) encoding technology is used to prepare video for delivery to Internet-enabled devices. Our CinemaWEAR(TM) encoding technology significantly improves the quality of streaming video delivery over the Internet by capturing the look and feel of real cinema delivery. CinemaWEAR(TM) encoding facilitates delivery of video to a wide variety of digital devices at bit rates, such as 56 kbps and 100 kbps, that result in frames per second that equate to digital video disc, or DVD, quality. CinemaWEAR(TM) encoding also enables delivery of video over the Internet to Pocket PCs, personal digital assistants, or PDAs, desktop computers, satellite systems and systems that can transmit at SuperBroadband(TM) speed. SuperBroadband(TM) is a Kanakaris Wireless term that refers to a 700 kbps bit rate, which equates to DVD quality.

         Our proprietary Embedded Electronic Commerce(TM) platform is designed to work in tandem with our CinemaWEAR(TM) encoding technology. Our Embedded Electronic Commerce(TM) platform enables businesses to sell products, track sales and generate leads from within a streaming video and enables viewers to submit secure orders for advertised products through clickable links appearing within the streaming video. Embedded Electronic Commerce(TM) technology works with wired and wireless video delivery to Internet-enabled devices.

         Hosting
         -------

         Hosting is the storage of files digitally in a format that can be distributed over the Internet. We provide fully-managed enterprise-class storage solutions at a co-location facility managed by us or at a client's own data center. KANWIN(TM) services include 24-hours-a-day, 7-days-a-week remote system monitoring. KANWIN(TM) services also include storage management, administration and security through a remote network operations center and data replication within a local storage system or between remote storage systems.

         NeuralNet(TM) Transport/Bandwidth
         ---------------------------------

         Transport/bandwidth is the delivery over the Internet of encoded and stored digital material from its originating destination to the end user destination. Bandwidth is a range of consecutive frequencies. Our NeuralNet(TM) transport/bandwidth provides optimal delivery across the spectrum of bandwidths through a fiber optic network. Our delivery services are flexible, scalable and cost-effective because they are designed to provide the amount of bandwidth needed at any given time. This scalability avoids unnecessary costs to businesses who, without scalable services, might otherwise purchase unused bandwidth in order to avoid inconvenience to users and loss of potential customers that can result from traffic spikes on inflexible systems. We deliver content, including text, pictures, order forms, audio and video, and live webcasts, through our NeuralNet(TM) transport/bandwidth services. These services can be bundled with CinemaWEAR(TM) encoding services to provide simultaneous encoding and streaming, or DVOD (downloadable video on demand), and to allow storage for online archiving.

         Live Video Streaming Preparation
         --------------------------------

         CinemaWEAR(TM) Wireless Delivery is our proprietary encoding technology that is used to prepare content for what we believe to be the first ever full-length streaming video delivery to handheld computing devices such as the Pocket PC. We believe that CinemaWEAR(TM) Wireless Delivery is ideal for wide area network, or WAN, and local area network, or LAN, users who are working at transmission rates from 10 kbps for super low streaming video with marginal signal strength, to 19.2 kbps for streaming video for standard WANs, to 128 kbps for streaming video for LANs. We anticipate that CinemaWEAR(TM) Wireless Delivery will produce revenue for our Internet business by enabling us to assist businesses in enhancing their corporate web sites.

         Managed Services
         ----------------

         Our KANWIN(TM) technology management services include a variety of customized management services that can be made available on demand.

         Point-To-Point Communications
         -----------------------------

         Peer-to-peer or broad array real-time video conferencing uses CinemaWEAR(TM) encoding technology to deliver face-to-face communications in real time at 30 frames per second. In conjunction with a world-leading telecommunications provider, we intend to offer digital subscriber line, or DSL, services that offer delivery speeds that are from twelve to 100 times faster than 56 kbps. In addition, employers can convey corporate messages or training requirements to remote employee locations through our KANWIN(TM) distance learning services. Print on demand, using Ricoh technology, is being made available for text source materials such as training manuals, owners' manuals and corporate information.

         Mass Media Exposure Sponsorships
         --------------------------------

         We are completing development of a 24-hour Internet television-styled web channel called www.AK.TV. We anticipate that this channel will include a variety of entertainment content, including movies and a combination of prerecorded and live programs relating to entertainment, technology and other subjects. We intend to allow eligible businesses to sponsor programs on www.AK.TV that could consist of a combination of recurring video ads, special corporate promotions, targeted e-mails to www.AK.TV subscribers and/or customized promotions.

    ONLINE MOVIES

         We operate an online movie web site at www.CinemaPop.com, which site we are incorporating into our www.AK.TV web channel and which enables Internet users to download full-length motion pictures with no download time and no plug-in required utilizing Microsoft(R) Windows Media(TM) technology. More than 450 movies are currently available for online distribution. We offer pay-per-view movies as well as advertising-supported free movies. We also sell advertising to our web site. We charge a monthly access fee for those customers who desire unlimited viewing access to a larger portion of our web site. We have implemented a merchant service system that enables us to charge and collect access fees for our movie web sites.

         We have developed a movie partner program aimed at attracting web sites to use our innovative technology. Over 1,000 web sites have applied to set up clickable links to our movie content and to receive a commission for subscription and pay-per-view fees generated by visitors to their web sites. Many of these sites are in the process of setting up the clickable links.

         In September 2000, we launched a new online movie web site, the third generation of "CinemaPop.com." Features include a streamlined subscription process, the ability for consumers to post movie reviews and the introduction of CinemaWEAR(TM) content that is accessible to wireless handheld computing devices.

    ONLINE BOOKS

         In August 2000, we launched our www.WordPop.com, which site was integrated within our web site www.KKRS.Net and offered approximately 700 books for click and view delivery. Those books, like our movies, were downloadable in real-time, which meant there was not a significant delay in the display of text or images. This allowed consumers to obtain immediate access to the medium of their choice. We believe that our site was secure to the extent that it preserved the author's rights to ownership. We also believe that we were the only online Internet publisher that provided real-time secure fulfillment from one source file.

         Books and articles were available through high-speed access for use on desktops, laptops, personal data assistants, Pocket PCs, Palm(TM) handhelds and other innovative end user hardware. Most importantly, there was no end user software needed.

         In May 2001, we replaced our WordPop.com web site with a beta test of new technologies. In conjunction with Ricoh Business Systems, we launched a new WordPop section of our www.AK.TV web channel. This section initially consists of excerpts of over 300 book titles, initially available in two different ways. Each book will be available in whole or in part for electronic download. Each book is available for print-on-demand delivery. Excerpts of the electronic versions are free-of-charge, and the print-on-demand versions will be sold at various prices. The free excerpts of the electronic versions promote exposure for authors, have hyperlinks to promote the sale of print copies, and may contain advertising sponsorship.

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

         Our control center consoles are ergonomically designed to maximize comfort, function, adaptability and efficiency for the corporate network system. We assist clients in the planning process by making site visits, taking lists of requirements, then providing customers with blueprint floor plans of OPCON Module System layouts, elevated views of suggested equipment layouts and perspective presentation drawings. In order to assure complete customer satisfaction, we oversee both manufacturing and installation of products.

         Kanakaris Wireless, through its wholly-owned subsidiary, Desience Corporation, has been marketing and selling the OPCON Module System to corporate and government mainframe computer users since the early 1980s. Historically, approximately 90% of our sales have been in the United States. During the 1990's we experienced increased business from South America, including multiple orders from Venezuela, and also saw increased business from Mexico. We have also sold and installed the OPCON Module System in Canada, Barbados, Bermuda, St. Lucia, Kuwait and Guam. Our OPCON Module System is made of heavy steel, has a proprietary lens to provide better task lighting, provides extremely open architecture for cable routing and is easy to reconfigure. Based upon these and other features, many of our existing clients return for new and expanded systems.

STRATEGIC RELATIONSHIPS

         In order to expand our Internet and e-commerce businesses, we have developed strategic relationships with various Internet, technology and software companies and others. The following is a brief description of some of our strategic relationships.

         MICROSOFT CORPORATION

         In August 1999, we entered into an Internet content partner agreement with Microsoft Corporation. Under the terms of the agreement, Microsoft promotes certain portions of our web content and provides assistance in the use of Microsoft's Windows Media(TM) technology. Microsoft Corporation has agreed to promote four of our web sites through December 30, 2001. Microsoft is providing clickable headline links to our CinemaPop.com web site consisting of brief summaries of the content available via the site link on their WindowsMedia.com web site. This site link enables Internet users to read about and click on the descriptions of content available from Kanakaris Wireless and then be directly connected to our web site.

         In addition, in November 1999 Kanakaris Wireless was selected by Microsoft to participate in the Microsoft(R) Windows Media(TM) Technologies Broadband Jumpstart Initiative. On December 7, 1999, we launched 45 movie titles at 100 kbps and 300 kbps broadband speeds on our CinemaPop.com web site, and Microsoft is providing links to this content from its WindowsMedia.com web site. As part of the Broadband Jumpstart Initiative, William Gates, the Chairman of Microsoft, introduced a new Microsoft Broadband web site at the StreamingMedia West conference in San Jose, California on December 7, 1999. Kanakaris Wireless is represented on this web site through a clickable link. On that same day, InterVu began providing server space and bandwidth for 45 movies. Microsoft Corporation covered the cost of this service for a period of six months. In March 2000, we entered into an additional Internet content partner agreement under which Microsoft Corporation agreed to promote additional portions of our web content through March 2001 as part of the Broadband Jumpstart Initiative.

         LAIN INTERNATIONAL

         On November 9, 1999, we signed a memorandum of understanding with Lain International, or Lain. Lain has agreed to make available to us all Spanish-language, Spanish-dubbed and Spanish-subtitled films to which it has Internet distribution rights. We have created a web site called CineManiaNetwork.com, which is devoted exclusively to these titles. We have agreed to collect web visit statistics and perform accounting functions for the site and will pay Lain royalties based upon advertising, subscription and pay-per-view fees less expenses.

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

SALES AND MARKETING

         Sales and marketing activities with respect to our Internet and e-commerce businesses currently are limited primarily to headline links provided by Microsoft Corporation from its web site to our CinemaPop.com web site and clickable links to others' web sites. Also, on November 14, 2000, we entered into an advertising contract with eConnect under which we will provide eConnect with banner advertisements appearing on the home page and other pages of www.CinemaPop.com and www.WordPop.com, send e-mail messages to eConnect's entire subscriber and web partner databases, place an advertisement at the beginning of at least one feature film per month and other services. Also, we are soliciting monthly subscriptions, pay-per-view sales and advertising sales for our CinemaPop.com web site.

         We are presently consolidating and incorporating our sales and marketing activities with respect to our Internet and e-commerce businesses into our www.AK.TV initiative. In January 2002, we conducted an extensive review of our registered user database for AK.TV and CinemaPop.com. After purging duplicate and bogus e-mail addresses, we had over 240,000 registered users, and the ability to send e-mail messages to these users.

         Sales and marketing activities for our data control console business currently are handled by a limited number of manufacturer's representatives and the employees of Kanakaris Wireless that are engaged primarily in this portion of our business. These representatives and employees locate potential customers and assist them in the planning process by making site visits, taking lists of requirements, then providing customers with proposed blueprints and drawings suited to the customers' individual needs. In an effort to increase sales of our data control consoles, we have hired exclusive sales representatives. We intend to increase the number of manufacturer's representatives and employees devoted to these functions as funds and opportunities become available so that we can continue to enhance Desience Corporation's name as the pioneer and a modern leader in the data control console business.

         In August 2000, we introduced new sales literature and launched a web site at www.desience.com for our Desience division. As discussed more fully below, to capitalize on our business model, we intend to initiate a more traditional marketing campaign as funds allow. Such a campaign is likely to initially include targeted print and radio advertising and may also include hiring marketing staff that would be primarily responsible for communications, advertising and public relations for our data control console business and our Internet and e-commerce businesses.

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

         Alex Kanakaris, our Chairman of the Board, President and Chief Executive Officer, is the author of the book "Signs of Intelligent Life on the Internet" that highlights the impact of the Internet on our society. From December 2000 through June 2001, approximately 4,000 copies of the book were downloaded from www.WordPop.com. Mr. Kanakaris is currently working on his latest book, with an anticipated release date in March 2002. His latest book focuses on business in what he describes as the "post-Internet world" and follows up on his earlier book, "Signs of Intelligent Life on the Internet." We believe that ongoing exposure of "Signs of Intelligent Life on the Internet" and future exposure of Mr. Kanakaris' latest book will bring further attention to our web sites and Kanakaris Wireless.

         As part of our advertising and promotion efforts, we have entered into a number of agreements, including:

         INTERNATIONAL VISION LTD.

         In October 2000, we entered into an agreement with International Vision LTD., or IVL, under which IVL agreed to place a 30-second commercial advertising the Chinese version of our www.CinemaPop.com web site on the television series "You Can Start A Business," which series airs in various geographic locations, including China, Hong Kong and Singapore. The series consists of three blocks of ten episodes. IVL and Kanakaris Wireless have agreed to meet at the end of each block of ten episodes to determine whether the advertisement will run on the next block of episodes. We have agreed to pay IVL half of all profits derived in the locations in which the advertisement airs, up to $50,000 per airing.

         IFILM

         In May 2000, we entered into an agreement with IFILM under the terms of which IFILM has agreed to allow visitors to the IFILM web site to view multimedia content by uniform resource locater, or URL, links to the CinemaPop.com web site. IFILM has agreed to provide CinemaPop.com with "Preferred Partner" status on the IFILM site, which means that IFILM will provide CinemaPop.com with a suite of benefits and services that may include placement of the CinemaPop.com logo on the IFILM site, listing on the IFILM Preferred Partners page, placement of a link to the CinemaPop.com home page on the IFILM home page on a rotating basis with other Preferred Partners, and other promotional or preferential services that IFILM accords to its Preferred Partners in the future. In exchange for IFILM's commitments under the agreement, we have agreed to deliver film information to IFILM by making accessible a document matching IFILM's formatting standards. We have agreed to keep the film information current to reflect any changes to the URLs for the multimedia content. Also, CinemaPop.com has granted to IFILM a non-exclusive, worldwide, royalty-free license to reproduce, distribute, publicly perform and publicly display on the IFILM site CinemaPop.com's logo and film information.

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

         We believe that we are the only company that currently offers both Internet business services such as encoding, hosting and transport/bandwidth and proprietary direct-over-the-Internet delivery of movies. Although other companies offer some services that are similar to those we offer, we believe that our combination of services is unique and that we have a competitive edge in the online movie industry because, among other things:

         o We have introduced subscription, pay-per-view, advertising and web partner programs to our CinemaPop.com movie site and plan to introduce such programs as well as various products, including print-on-demand books and products of the pop culture genre, and services such as video messaging through our www.AK.TV web channel in order to provide a variety of revenue streams.

         o We believe that CinemaPop.com currently offers, and that www.AK.TV will offer, the largest number of full-length, mainstream Hollywood movies with Internet access at multiple access speeds.

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

         Although there are numerous book sites on the Internet, we believe that the WordPop section of our www.AK.TV web channel will be one of the few web sites that provides real-time secure fulfillment from one source file. In addition, we believe that the new WordPop section of our www.AK.TV web channel will, at the time of introduction, be the only web site that will offer simultaneous paid print-on-demand delivery and free electronic delivery of excerpts of over 400 book titles.

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

         We hold the Internet domain names "KKRS.Net," "WordPop.com," "CinemaPop.com," "AK.TV" and many others. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

EMPLOYEES

         As of January 4, 2002, we employed or contracted a total of six employees, all of which employees were employed on a full-time basis. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage. We believe our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently occupy one facility in Costa Mesa, California on a month-to-month lease. This facility houses our Internet studio headquarters and our data control console headquarters and includes approximately 1,780 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS.

         On September 15, 1999, Robert Adams filed a complaint against our company and our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris, individually, in Los Angeles Superior Court (Case No. LC050023) alleging breach of contract and fraud. Mr. Adams based his fraud claim primarily on alleged misrepresentations and concealment involving a consulting agreement between Kanakaris Wireless and Mr. Adams. Mr. Adams alleged that he was entitled to certain stock options, of which 75% of the option price allegedly was already deemed paid in exchange for services allegedly rendered by Mr. Adams to our company. Mr. Adams attempted to exercise the options for the purchase of a certain number of shares to which he claimed to be entitled under the agreement. The claims against Mr. Kanakaris individually were dismissed. On November 1, 2000, Mr. Adams and Kanakaris Wireless entered into a Settlement Agreement and General Release under which we agreed to pay a total of $24,000 to Mr. Adams and his attorney in three equal installments of $8,000 each on November 1, 2000, March 1, 2001 and July 1, 2001 in exchange for dismissal with prejudice of the entire action after the three payments have been made. The final payment was made in July 2001 and the action was dismissed.

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

         We also counterclaimed against Institutional Management and commenced a third-party action against the Institutional Management affiliates, namely Power Media Group, Pinnacle Management, Inc., and Frank Custable. In our counterclaim and cross-claims, we sought injunctive relief to block any further transfer of the converted shares held by any of the parties, and damages for breach of a consulting agreement, fraud, conversion and unjust enrichment.

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

         The stock at issue was in the hands of Alpha Tech and Miller, Johnson & Kuehn, Inc., a stock brokerage firm that clears the trades of introducing brokers. Both Alpha Tech and MJ&K filed actions for interpleader, by which they were prepared to tender to the court the stock certificates to which Kanakaris Wireless, Institutional Management and Pinnacle Management each laid claim. claim. In July 2000, that tender was made, and the claims asserted by and against Alpha Tech and MJ&K were dismissed. The stock was issued and was to remain issued in the name of the United States District Court until the dispute was resolved.

         On July 26, 2001, the parties involved entered into a Settlement Agreement and Mutual Release of Claims. Under that agreement, we agreed to release all of our claims and to direct the court to execute an assignment of the stock at issue and deliver the stock to Alpha Tech for reissuance to various designated parties in exchange for releases of all claims by parties adverse to us in the case and dismissal of the actions in Illinois and Utah. In August 2001, the courts in Illinois and Utah each entered an order dismissing the actions.

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

         Loudeye Technologies, Inc., or Loudeye, filed a complaint for money due and owing against us in the Superior Court for the State of Washington (King County) (Case No. 01-2-07608-6SEA) on March 8, 2001. Loudeye claims we failed to pay $44,107 owing for encoding services furnished by Loudeye under the parties' purported contract. The complaint also seeks attorneys' fees, court costs and late charges. We filed an answer to the Loudeye complaint on October 11, 2001 that includes a general denial of all allegations made by Loudeye.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   Market Price
   ------------

         Our common stock commenced trading on the OTC Bulletin Board under the symbol "KANA" on November 26, 1997. On August 2, 1999 we changed our symbol to "KKRS." On December 7, 2001, our symbol changed to "KKRW" in connection with a 1-for-20 reverse split of our common stock.

         The following table shows the high and low closing bid prices of our common stock for the periods presented, as obtained from Pink Sheets LLC, a research service that compiles quotation information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations shown below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The quotations shown below have been adjusted to reflect the 1-for-20 reverse split of our common stock that occurred on December 7, 2001.

                                                           High        Low
                                                           ----        ---
Year Ended September 30, 2000:
     First Quarter (October 1 - December 31) ..............$ 18.75     $10.40
     Second Quarter (January 1 - March 31)................. 119.375     13.75
     Third Quarter (April 1 - June 30).....................  48.125     14.10
     Fourth Quarter (July 1 - September 30)................  22.20       9.40

Year Ending September 30, 2001:
     First Quarter.........................................$ 14.00     $ 3.90
     Second Quarter........................................   8.60       2.80
     Third Quarter.........................................   5.20       2.00
     Fourth Quarter........................................   2.16        .46

         The closing bid price of a share of our common stock on January 4, 2002 was $.11.

   Stockholders
   ------------

         At January 4, 2002, there were approximately 289 holders of record of our common stock. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

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

   Recent Sales of Unregistered Securities
   ---------------------------------------

         In July 2001, we issued an aggregate of 50,000 shares of common stock valued at $165,000 to one consultant as compensation for services rendered.

         In July 2001, we issued an aggregate of 158,609 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $100,000 of principal plus related interest on our convertible debentures.

         In August 2001, we issued an aggregate of 342,007 shares of common stock to four accredited investors upon conversion of an aggregate of $172,000 of principal plus related interest on our convertible debentures.

         In September 2001, we issued an aggregate of 178,603 shares of common stock to three accredited investors upon conversion of an aggregate of $34,500 in principal plus related interest on our convertible debentures.

         In September 2001, we issued an aggregate of 244,445 shares of common stock valued at $185,778 to one consultant as compensation for services rendered.

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

OVERVIEW

         We provide Cyber+Mortar(TM) secure communication services that enable consumers, businesses and government/military to send, receive, store, replicate, monitor and interact with media-rich data, including video, audio, text and real-time telemetry. We provide online delivery of films and books and offer business services, including encoding of video for online delivery. In addition, we design, manufacture and install ergonomic data control console systems for high-end computer command centers.

         We derive our revenue from both our wireless content delivery and sales of our data control console systems. We expect to continue to place significant emphasis upon the further development and expansion of our wireless content delivery and e-commerce activities. As funds become available, we intend to increase our marketing efforts substantially in order to develop awareness, brand loyalty and sales for our www.AK.TV interactive online channel and our CinemaWEAR(TM) video-to-Internet encoding process. We intend to generate revenue from advertising sponsorships, subscriptions, pay-per-view and product sales pertaining to the AK.TV channel. We also intend to derive revenue from both product sales and service fees pertaining to our CinemaWEAR(TM) encoding. As funds become available, we intend to continue to invest in the development of new products and services that enhance AK.TV and CinemaWEAR(TM) encoding and to further develop our existing wireless products and services.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED
SEPTEMBER 30, 2001 AND 2000

         NET SALES. Net sales increased by $1,086,000 (176.9%) to $1,700,000 for the year ended September 30, 2001 from $614,000 for the year ended September 30, 2000. Net sales derived from our e-commerce business increased by $1,164,000 (5,061%) to $1,187,000 for the year ended September 30, 2001 from $23,000 for the year ended September 30, 2000. Net sales derived from our data control console business decreased $78,000 (13.2%) to $513,000 for the year ended September 30, 2001 from $591,000 for the year ended September 30, 2000. This decrease was primarily due to a decrease in sales of our OPCON Modular System, which we believe to be a result of customer deferrals of anticipated sales into our first quarter ended December 31, 2001.

         GROSS PROFIT (LOSS). Gross profit as a percentage of net sales increased to 59.9% for the year ended September 30, 2001 as compared to 39.2% for the year ended September 30, 2000. In dollar terms, gross profit increased $778,000 (323.7%) to a gross profit of $1,018,000 for the year ended September 30, 2001 from a gross profit of $240,000 for the year ended September 30, 2000. Gross loss for our e-commerce business decreased in dollar terms by $3,762,000 (28.9%) to a gross loss of $9,251,000 for the year ended September 30, 2001 from a gross loss of $13,013,000 for the year ended September 30, 2000. This decrease in gross loss for our e-commerce business primarily was due to an increase in revenues and a decrease in various operating expenses. Gross profit for our data control console business decreased in dollar terms by $8,940 (24.8%) to a gross profit of $27,090 for the year ended September 30, 2001 from a gross profit of $36,030 for the year ended September 30, 2000. This decrease in gross profit for our data control console business primarily was due to the decrease in sales of our data control consoles as noted above and an increase in installation costs.

         OPERATING EXPENSES. Total operating expenses decreased by $3,092,000 (33.4%) to $6,159,000 for the year ended September 30, 2001 from $9,250,000 for the year ended September 30, 2000. This decrease in total operating expenses primarily was due to decreases in consulting fees, marketing, advertising and investor relations costs, and other professional fees. Consulting fees decreased $1,898,000 (51.4%) to $1,793,000 for the year ended September 30, 2001 from
$3,691,000 for the year ended September 30, 2000. Marketing, advertising and investor relations costs decreased by $1,666,000 (73.2%) to $611,000 for the year ended September 30, 2001 from $2,277,000 for the year ended September 30, 2000. Professional fees decreased by $725,000 (47.0%) to $818,400 for the year ended September 30, 2001 from $1,543,000 for the year ended September 30, 2000. Each of these operating expenses was paid primarily through the issuance of shares of our common stock to the service provider. Consulting fees, marketing, advertising and investor relations costs and other professional fees were reduced through cost constraints dictated by management.

         These decreases in operating expenses were offset by an increase in executive compensation of $1,020,000 (240.3%) to $1,444,000 for the year ended September 30, 2001 from $424,000 for the year ended September 30, 2000, which increase was paid primarily through the issuance of stock, an increase in salaries of $190,000 (74.8%) to $444,000 for the year ended September 30, 2001 from $254,000 for the year ended September 30, 2000, which increase resulted primarily from annual base salary adjustments, and an increase in rent of $70,800 (309%) to $94,000 for the year ended September 30, 2001 from $23,000 for the year ended September 30, 2000, which increase resulted primarily from our use of a separate facility for our e-commerce business between March and September 2001.

         INTEREST AND OTHER EXPENSE. Interest and other expense increased $117,000 (2.9%) to $4,083,000 for the year ended September 30, 2001 from
$3,967,000 for the year ended September 30, 2000. This increase in other expense primarily was due to a $980,000 loss on impairment of investment in marketable securities that were received for services rendered, partially offset by a $998,000 (23.5%) decrease in the financing cost of issuing stock through convertible debentures to $3,241,000 for the year ended September 30, 2001 from $4,239,000 for the year ended September 30, 2000.

         NET LOSS. Net loss decreased $3,753,000 (28.9%) to $9,224,000 for the year ended September 30, 2001 from $12,977,000 for the year ended September 30, 2000. This decrease in net loss primarily was due to increases in revenues and decreases in various operating expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. We also have available to us a $7,000,000 revolving line of credit from Alliance Equities that can be drawn upon by us for up to $500,000 per month, with interest to accrue at the rate of 10% per annum. However, during the fiscal year ended September 30, 2001 and through the date of this document, no amounts were outstanding under the line of credit.

         In January 2001, we issued $650,000 of 12% convertible debentures due January 5, 2002 to four accredited investors in the first stage of a two-stage offering. The debentures were accompanied by warrants to purchase up to an aggregate of 195,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $631,500. In March 2001, we issued $650,000 of 12% convertible debentures due March 9, 2002 in the second stage of the offering. The net proceeds of that offering, after payment of some related expenses, were approximately $647,500.

         On June 29, 2001, we issued an aggregate of $500,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 75,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $420,000.

         As of September 30, 2001, we had negative working capital of $3,542,800 and an accumulated deficit of $30,565,000. As of that date, we had $51,000 in cash, $122,000 in accounts receivable - net, and $111,000 in notes receivable from stockholders and related parties. We had accounts payable and accrued expenses of $1,087,000 and outstanding convertible debentures of $2,757,000, including convertible debentures issued prior to the beginning of fiscal year 2001. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled $2,569,000 for the fiscal year ended September 30, 2001 as compared to $4,238,000 for the prior year. Cash provided by our investing activities totaled $231,000 for the fiscal year ended September 30, 2001 as compared to cash used in our investing activities of $857,000 for the fiscal year ended September 30, 2000.

         Cash provided by our financing activities totaled $1,775,000 for the fiscal year ended September 30, 2001 as compared to $5,556,000 for the prior year. We raised $250,000 of the cash provided by financing activities during the fiscal year ended September 30, 2001 and $1,530,000 of the cash provided by financing activities during the year ended September 30, 2000 from the issuance of convertible debentures.

         For the fiscal year ended September 30, 2001, we had net sales of $1,700,000 and a net loss of $9,224,000, of which loss $6,655,000 (73%)
consisted of non-cash expenses. These non-cash expenses included $2,992,000 of convertible debt financing costs incurred with respect to the issuance of our convertible debentures.

         In January 2002, we issued an aggregate of $200,000 of our 12% Convertible Debentures due January 9, 2003, which were accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $165,500. The investor may, at its option, purchase an additional $200,000 of our 12% convertible debentures and warrants to purchase up to 600,000 shares of common stock within 30 days after the effective date of a registration statement that we are required to file on behalf of the investor within 30 days after the issuance of the initial $200,000 of debentures. However, the investor is not committed to purchase the additional debentures. Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

         We have been, and currently are, working toward identifying and obtaining new sources of funding. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, our current debenture financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of a debenture investor, all of which provisions will restrict our ability to obtain debt and/or equity financing.

         Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product and service development efforts that historically have contributed significantly to our competitiveness.

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

         In an effort to increase sales of our data control console products by increasing our production capacity for our Desience Division OPCON Modular System, we reached agreement with two established manufacturers to provide for our original equipment manufacturing production needs. In addition, we launched a marketing campaign that includes high-impact sales literature and a cutting-edge web site at www.desience.com. We believe that if we are successful in implementing our business strategies for our modular consoles segment, we will generate increased revenues from this segment.

RISK FACTORS

         An investment in our common stock involves a high degree of risk. In addition to the other information contained in this document, the following factors should be considered carefully in evaluating our business and prospects.

WE HAVE INCURRED OPERATING LOSSES, EXPECT CONTINUED LOSSES AND MAY NOT ACHIEVE PROFITABILITY. IF WE CONTINUE TO LOSE MONEY, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

         Our consolidated financial statements have been prepared assuming we will continue as a viable business. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of September 30, 2001, we had an accumulated deficit of approximately $30,565,000. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business, especially our Internet-based business.

WE NEED AND MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD DILUTE OUR STOCKHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities and revenues generated from operations to fund all of the cash requirements of our activities. We have not been able to generate any significant cash from our operating activities in the past and cannot assure you that we will be able to do so in the future. We require new financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing stockholders' equity. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any existing sources of funding and impair our ability to secure new sources of funding.

CONVERSION OF OUR OUTSTANDING CONVERTIBLE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE BECAUSE THE CONVERSION PRICE OF THOSE SECURITIES DEPENDS UPON THE MARKET PRICE OF OUR COMMON STOCK, AND THERE IS NO CEILING ON THE NUMBER OF SHARES OF OUR COMMON STOCK THAT ARE ISSUABLE UPON EXERCISE OF THOSE SECURITIES.

         We have issued to several security holders debentures and warrants that are convertible or exercisable at prices that are equal to the lesser of a fixed price and a variable price that is based upon a discount on the market price of our common stock. As of January 9, 2002, we had a total of 8,511,073 shares of common stock outstanding, the closing price of a share of our common stock on the OTC Electronic Bulletin Board was $.12, and the debentures and warrants with the variable conversion and exercise prices were convertible or exercisable into approximately 55,245,102 shares of common stock. The number of shares that those debentures and warrants ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. To the extent the security holders convert those debentures and exercise those warrants and then sell the underlying shares of common stock into the market, the price of our common stock may decline due to the additional shares available in the market. This decline could allow the security holders to convert their remaining debentures and exercise their remaining warrants into a greater number of shares of common stock, the sale of which would further depress the stock price. You could, therefore, experience substantial dilution and a decline in the value of your investment as a result of the conversion of the debentures and exercise of the warrants.

IF OUR SECURITY HOLDERS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON CONVERSION OF CONVERTIBLE SECURITIES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

         Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales can create a downward pressure on the price of the security. If our security holders sell large volumes of our common stock within a relatively short period of time, the market price of our common stock may decrease. The decrease in market price would allow holders of our debentures and warrants that have conversion or exercise prices based upon a discount on the market price of our common stock to convert their debentures and exercise their warrants into an increased number of shares of our common stock. Further sales of common stock issued upon conversion of debentures or exercise of warrants could cause even greater declines in the price of our common stock. The downward pressure on the market price caused by conversion of debentures and exercise of warrants, and the sale of the underlying shares of common stock, could encourage short sales by our security holders and could further undermine the value of our common stock.

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

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN LITIGATION AGAINST US.

         There is currently an extremely limited trading market for our common stock. Our common stock trades on the OTC Electronic Bulletin Board under the symbol "KKRW." There can be no assurance that any regular trading market for our common stock will develop or, if developed, will be sustained. The trading prices of our common stock have fluctuated significantly over time. In fact, for the quarter ended September 30, 2001, taking into account the 1-for-20 reverse common stock split that subsequently occurred on December 7, 2001, the high and low closing bid prices for a share of our common stock were $2.16 and $.46, respectively. The trading prices of our common stock could experience wide fluctuations in the future in response to:

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

         We hold the Internet domain names "AK.TV," "KKRS.Net," "WordPop.com," "CinemaPop.com" and many others. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org," or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

IF COMMUNICATIONS TO OUR PRIMARY SERVERS ARE INTERRUPTED, OUR OPERATIONS COULD BE NEGATIVELY IMPACTED.

         Our movies and general web sites, including AK.TV, our principal website, are hosted on servers owned and operated by a third party. Although offsite backup servers are maintained by our host, all of our primary servers are vulnerable to interruption by damage from fire, flood, power loss, telecommunications failure, break-ins and other events beyond our control. We have, from time to time, experienced periodic systems interruptions and anticipate that these interruptions will occur in the future. We do not maintain business interruption insurance. If we experience significant system disruptions, our business, results of operations and financial condition would be materially adversely affected because we would be unable to deliver our Internet-related products and services during the disruption and may therefore lose existing and potential customers.

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

WE ARE UNABLE TO PREDICT THE IMPACT THAT THE CONTINUING THREAT OF TERRORISM AND THE RESPONSES TO THAT THREAT BY MILITARY, GOVERNMENT, BUSINESS AND THE PUBLIC MAY HAVE ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

         The recent terrorist attacks in the United States, which have brought devastation to many people and shaken consumer confidence, have disrupted commerce throughout the world. The continuing threat of terrorism in the United States and other countries and heightened security measures, as well as current and any future military action in response to such threat, may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a general decrease in government, business and consumer spending that could decrease demand for our current and planned products and services, in our inability to effectively market our products and services, or in financial or operational difficulties for the service providers, such as server operators, on which we rely, our business and results of operations could be materially and adversely affected. We are unable to predict whether the continuing threat of terrorism or the responses to such threat will result in any long-term commercial disruptions or whether such terrorist activities or responses will have a long-term material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

         o the impact of the continuing threat of terrorism and the responses to such threat by military, government, business and the public; and

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The executive officers and directors of Kanakaris Wireless and their ages and positions as of January 8, 2002 were as follows:

                  Name         Age                   Position
                  ----         ---                   --------

Alex Kanakaris (1)(2).........  45          Chairman of the Board, President,
                                            Chief Executive Officer and Director

Branch Lotspeich (1)..........  54          Vice Chairman of the Board, Vice
                                            President, Secretary and Director

John Robert McKay (1).........  39          Webmaster and Director

Van Holster...................  31          Chief Operating Officer and Director

Patrick McKenna...............  34          Director

Caroline Michaels.............  54          Director

Jeff Hall.....................  49          Director

Rose Forbes (2)...............  52          Director

Charles Moore (2).............  32          Director

David T. Shomaker.............  45          Acting Chief Financial Officer and
                                            Advisor to the Board
---------------
(1) Member of executive committee and 2000 Stock Option Plan committee.
(2) Member of audit committee.

BUSINESS EXPERIENCE

   DIRECTORS

         Alex F. Kanakaris has served as a director and as our Chairman of the Board, President and Chief Executive Officer since November 1997. Mr. Kanakaris served as the President of Kanakaris InternetWorks, Inc. from 1994 until it was acquired by Kanakaris Wireless in November 1997. Mr. Kanakaris created what is believed to be the first real-time online delivery of motion pictures, the first online book web site that allows type resizing, page turning without scrolling, searching by word or phrase and has security attributes, and the first entertainment web site for wireless personal digital assistants. Mr. Kanakaris makes frequent appearances as an Internet expert at trade shows, digital economy conferences, on radio and television and in print. He is author of the book "Signs of Intelligent Life on the Internet" published by Dace/Brentwood Media Group, November 1999, and currently is working on a business motivational book for the digital age.

         On August 2, 1999, the Securities and Exchange Commission filed suit in the United States District Court in the District of Nevada against Kanakaris Wireless, Mr. Kanakaris, David Valenti, a stockholder of Kanakaris Wireless, and another individual seeking permanent injunctions and civil penalties based on alleged violations of Sections 5(a), 5(c) and 17(a)(1)-(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the sale of approximately 300,000 shares of Kanakaris Wireless common stock in 1996 and 1997 to the former stockholders of Kanakaris InternetWorks, Inc., a subsidiary of Kanakaris Wireless. On August 9, 1999, a final judgment of permanent injunction and other relief was entered in connection with the execution by each defendant of a consent to entry of injunction and the payment by each of Mr. Kanakaris and Mr. Valenti of a $25,000 civil penalty. Without admitting or denying any guilt involving the violations cited in the decrees, Mr. Kanakaris, Mr. Valenti and Kanakaris Wireless each agreed under the consents to entry of injunction not to take actions that would violate federal securities laws in connection with the offer, purchase or sale of securities.

         Branch Lotspeich has served as President of Desience Corporation since June 1997. He has served as our Vice Chairman of the Board and Secretary and as a director since November 1997. Mr. Lotspeich was appointed Vice President of Kanakaris Wlreless in May 2000. Prior to that, he served as Vice President of Desience Corporation from March 1992 through June 1997. Prior to that, Mr. Lotspeich worked as an independent consultant in telecommunications. Mr. Lotspeich is a Summa Cum Laude graduate of the University of Cincinnati with a Bachelor of Fine Arts degree in Television Broadcasting.

         John Robert McKay has served as a director and as our webmaster since August 1999. Mr. McKay served as our Vice President-Internet Division from May 1997 through July 1998. Mr. McKay has been a webmaster since 1995 and has worked both full-time and as a consultant to our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris, since 1994. Mr. McKay was a web site administrator for NNA Services, a non-profit educational organization, from 1993 to 1994. Prior to that, he served as Sales Promotion Manager for ORA Electronics/Alliance Corporation, an international consumer electronics company, from 1991 to 1992. From 1987 to 1991, Mr. McKay served as the advertising manager for Kelly-Moore Paint Co. Mr. McKay is a graduate of San Francisco State University with a Bachelor of Science degree in Marketing.

         Van Holster has served as a director and as our Chief Operating Officer since August 2001. During the past five years, Mr. Holster served as Product Manager of our Desience Division from May 1996 to August 2001, where his responsibilities included duties relating to order initiation, product fulfillment and installation and customer support. Prior to his employment with our Desience Division, Mr. Holster was a student at Pasadena City College, where he earned an Associate in Arts Degree in Liberal Arts and an Associate in Science Degree in Marketing.

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

         Caroline Michaels has served as a director since November 2001. Ms. Michaels has been associated with Kanakaris Wireless since September 1988 in her capacity as a consultant and independent sales representative of our Desience Division. Prior to that time, Ms. Michaels was General Manager of Little Bear Organic Foods from February 1986 through December 1987. Ms. Michaels was born in London, England, where she started her career at The Sunday Times of London. Ms. Michaels moved to New York in 1969 and became a partner and co-owner of a music publishing, management and production company, where she worked directly with various artists.

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

         Rose Forbes has served as a director since November 2000 and was an advisor to our board of directors since November 1997. Ms. Forbes' background includes work at Sony Pictures Entertainment, MCEG/Virgin Home Entertainment and Paramount Pictures. Ms. Forbes has been Manager of Music Clearance at Sony Pictures Entertainment since December 1995 and has been with Sony since July 1990.

         Charles Moore has served as a director since January 2001. Mr. Moore is founder and President of the New York Internet Chamber of Commerce, a not-for-profit agency that provides a forum for political and business leaders in the State of New York. Mr. Moore was Director of Sales for Plenar Corporation from November 1999 to July 2000. Mr. Moore was also President of Blue Nile Consulting, Inc., a technology consulting firm based in New York City, from June 1996 until November 1999. Mr. Moore holds a Bachelor of Science degree in Computer Science from Drexel University.

         All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Each officer serves at the discretion of the board of directors.

   ADVISORS TO OUR BOARD OF DIRECTORS

         David T. Shomaker has served as our acting Chief Financial Officer and as an advisor to our board of directors since May 1999. He has been a partner of Haynie & Company, Certified Public Accountants, based in Orange County, California and Salt Lake City, Utah since 1990. Mr. Shomaker is a Certified Public Accountant in the States of California and Utah and is a Certified Fraud Examiner and a Certified Valuation Analyst. Mr. Shomaker holds a Bachelor of Science degree in Accounting from Brigham Young University, Provo, Utah.

         Frank Ake has served as an advisor to our board of directors since November 1997. He has acted as a consultant in connection with over $1 billion of real estate acquisition, development and redevelopment projects worldwide, some of which projects have used state-of-the-art Internet technology. Mr. Ake's experience includes a position with Skidmore Owings & Merrill as Chicago Intern Architect with the world's largest architecture firm at their headquarters office from 1976-1979. Mr. Ake participated in the design of over $7 billion of airports, hotels, and office towers worldwide from 1979-2000. Mr. Ake has an architectural degree from The Illinois Institute of Technology in Chicago.

         George Atkinson has served as an advisor to our board of directors since November 1997. He was a pioneer of home video and was the President of the 600+ Video Station network, which preceded major chains such as Blockbuster Video. He was named by the Video Software Dealers Association as Video Retailer of the Year and Video Man of the Year in 1979, and was a central character in the New York Times best-selling book "Fast Forward: Hollywood, the Japanese and the VCR Wars" by James Lardner.

         Dr. Steven A. Newman has served as an advisor to our board of directors since September 2000 and served as a director of Kanakaris Wireless from March 2000 to September 2000. Dr. Newman has held, during the last five years, various positions at Xybernaut Corporation, the leading provider of mobile, wearable computing hardware, software and services, bringing wireless communications and full-function Pentium computing power in a hands-free design to people when and where required. Dr. Newman has been a director of Xybernaut Corporation since January 1995, Vice Chairman of the Board of Xybernaut Corporation since August 1997, and a consultant to Xybernaut Corporation since January 1996. Prior to that time, Dr. Newman was the Executive Vice President and Secretary of Xybernaut Corporation. Currently, Dr. Newman provides business, management and administrative and consulting services to various medical and business groups. Dr. Newman is a graduate of Brooklyn College with a Bachelor of Arts degree and the University of Rochester with a Doctorate degree in Medicine.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such officers, directors and stockholders are required by Securities and Exchange Commission regulations to furnish Kanakaris Wireless with copies of all reports that they file.

         Based solely upon a review of copies of reports furnished to us during and after the fiscal year ended September 30, 2001, or any written representations received by Kanakaris Wireless from a director, officer or beneficial owner of more than 10% of our common stock that no other reports were required, we believe that, for the fiscal year ended September 30, 2001, all
Section 16(a) filing requirements applicable to our reporting persons were complied with except that Alex Kanakaris failed to file on a timely basis three Statements of Changes in Beneficial Ownership on Form 4 covering a total of 60 transactions, Branch Lotspeich failed to file on a timely basis three Statements of Changes in Beneficial Ownership on Form 4 covering a total of four transactions, and each of John McKay, David Shomaker and Lisa Lawrence failed to file on a timely basis one Statement of Changes in Beneficial Ownership on Form 4 covering a total of two transactions. Each of the transactions that were not reported on a timely basis subsequently were reported.

COMPENSATION OF DIRECTORS

         Our directors receive no compensation for attending meetings of the board of directors.

BOARD COMMITTEES; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         We do not have nominating or compensation committees of the board of directors and, except as described below, no committee of the board of directors performs similar functions.

         Our board of directors has appointed an executive committee consisting of directors Alex Kanakaris, Branch Lotspeich and John McKay. Subject to any actions that may be taken by our full board of directors, the executive committee has the authority to:

         o Appoint officers and agents of Kanakaris Wireless and determine their salaries;
         o Borrow money, and issue bonds, notes or other obligations and evidences of indebtedness;
         o Authorize the corporate seal to be affixed to documents of our company;
         o Determine questions of general policy with regard to the business of Kanakaris Wireless;
         o        Make recommendations as to declaration of dividends;
         o Issue equity securities for cash, property or services rendered, at prices no less than 40% of the last bid price on the NASD's OTC Electronic Bulletin Board on the day prior to approval of issuance; and
         o Make loans from time to time to officers and employees of our company and determine the amount, interest rate and due date for the loans and whether the loans will be collateralized, provided that no loan may result in an outstanding loan balance of more than $300,000 at any one time (notwithstanding any loans made prior to May 17, 2000) and provided further that no funds received from any debenture agreement entered into by Kanakaris Wireless during 1999 and 2000 may be used to fund any such loans.

         In February 2001, our board of directors appointed an audit committee consisting of three directors: Alex Kanakaris, Rose Forbes and Charles Moore. The audit committee members were appointed to serve for a term of one year or until their successors are appointed. The audit committee shall perform the following functions:

         o review the scope and effectiveness of audits by our independent public accountants and internal auditors;

         o select and recommend to the board of directors the employment of independent public accountants;

         o review the audit plans of our independent public accountants and internal auditors;

         o review and approve the fees charged by the independent public accountants;

         o review our quarterly and annual financial statements before their release;

         o review the adequacy of our system of internal controls and recommendations of the independent public accountants with respect thereto; and

         o review and act on comments and suggestions by the independent public accountants and by the internal auditors with respect to their audit activities.

         While the audit committee has the responsibilities and powers described above, it is not the duty of the audit committee to plan or conduct audits or to determine that our financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Those duties are the responsibility of management and the independent auditors. Nor is it the duty of the audit committee to conduct investigations, to resolve disagreements, if any, between management and the independent auditors or to assure compliance with laws and regulations.

         No executive officer of Kanakaris Wireless has served as a director or member of the compensation committee of any other entity whose executive officers served as a director of Kanakaris Wireless.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Our Articles of Incorporation and Bylaws provide that we shall, to the fullest extent permitted by Nevada Revised Statutes section 78.751, indemnify all persons that we have power to indemnify under that section against all expenses, liabilities or other matters covered by that section, and that this indemnification is not exclusive of any other indemnification rights to which those persons may be entitled. Indemnification under this provision is as to action both in an official capacity and in another capacity while holding office. Indemnification continues as to a person who has ceased to be a director, officer, employee or agent and extends to the benefit of the heirs, executors and administrators of such a person. Section 78.751 of the Nevada Revised Statutes provides that the expenses of our officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by us as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to indemnification.

         Our Articles of Incorporation also provide that a director of Kanakaris Wireless shall not be liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent exemption from limitation or liability is not permitted under the Nevada Revised Statutes. Any amendment, modification or repeal of this provision by our stockholders would not adversely affect any right or protection of a director of Kanakaris Wireless in respect of any act or omission occurring prior to the time of such amendment, modification or repeal. Our Articles of Incorporation do not, however, eliminate or limit a director's liability for any act or omission involving intentional misconduct, fraud or a knowing violation of law, or the payment of unlawful distributions to stockholders. Furthermore, they do not limit liability for claims against a director arising out of his or her role as an officer or in any other capacity, nor would it affect the director's responsibilities under the federal securities laws or any other law. However, we have purchased directors and officers liability insurance to protect our directors and executive officers against liability under circumstances specified in the policy.

         Section 2115 of the California General Corporation Law, or the California Code, provides that corporations such as Kanakaris Wireless that are incorporated in jurisdictions other than California and that meet various tests are subject to several provisions of the California Code, to the exclusion of the law of the jurisdiction in which the corporation is incorporated. We believe that as of September 30, 2001, we met the tests contained in Section 2115. Consequently, we are subject to, among other provisions of the California Code,
Section 317 which governs indemnification of directors, officers and others.
Section 317 generally eliminates the personal liability of a director for monetary damages in an action brought by or in the right of Kanakaris Wireless for breach of a director's duties to Kanakaris Wireless or our stockholders except for liability:

     o for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law;

     o for acts or omissions that a director believes to be contrary to the best interests of Kanakaris Wireless or our stockholders or that involve the absence of good faith on the part of the director;

     o for any transaction for which a director derived an improper personal benefit;

     o for acts or omissions that show a reckless disregard for the director's duty to Kanakaris Wireless or our stockholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to Kanakaris Wireless or our stockholders;

     o for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to Kanakaris Wireless or our stockholders; and

     o for engaging in transactions described in the California Code or California case law which result in liability, or approving the same kinds of transactions.

         To the extent indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of Kanakaris Wireless under the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth summary information concerning compensation earned for all services rendered to our company in all capacities during the last three fiscal years for our Chief Executive Officer and for our three other executive officers whose total compensation exceeded $100,000 (collectively, the "Named Officers").


                       SUMMARY COMPENSATION TABLE
                                                                              LONG-TERM
                                                                             COMPENSATION
                                           ANNUAL COMPENSATION                  AWARDS
                                      --------------------------------       -------------
                           AS OF
                           YEAR                                OTHER          SECURITIES
          NAME AND         ENDED                               ANNUAL         UNDERLYING
     PRINCIPAL POSITION   SEPT. 30    SALARY       BONUS   COMPENSATION(1)  STOCK OPTIONS
     ------------------    ------     ------       -----    ------------    ---------------
Alex Kanakaris              2001     $167,708     $1,849,725(2)  --                --
  Chairman of the Board,    2000     $175,000     $42,760(3)     --            188,125(4)
  President and Chief       1999     $105,000     $97,098(5)     --                --
  Executive Officer

Branch Lotspeich            2001     $60,375      $67,069(6)     --                --
  Vice Chairman of the      2000     $125,000     $ 4,829(3)     --             76,250(7)
  Board and President of    1999     $105,000     $25,134(8)     --                --
  Desience Corporation

John Robert McKay           2001     $105,000     $16,760(9)     --                --
  Webmaster and Director    2000     $105,000     $12,145(10)    --             24,750(11)
                            1999     $ 14,998     $ 9,513(3)     --                --

Lisa Lawrence               2001     $49,583      $110,000(12)   --                --
  Former Vice President-    2000     $61,083      $ 34,900(13)   --             33,750(14)
  Internet Division,        1999     $14,750      $  6,875(13)   --                --
  Former Director of
  Internet Business Affairs
  and Former Director

------------------------
(1) Aggregate amounts do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in this table.
(2) Represents $227,225 of debt forgiveness and $1,622,500 of common stock granted.
(3)      Represents debt forgiveness.
(4) Of this total, options to purchase an aggregate of 83,125 shares were cancelled on March 14, 2001.
(5)      Represents $73,378 of cash and $23,720 of debt forgiveness.
(6) Represents $4,569 of debt forgiveness and $62,500 of common stock granted.
(7) Of this total, options to purchase an aggregate of 16,250 shares were cancelled on March 14, 2001.
(8)      Represents $18,838 of cash and $6,296 of debt forgiveness.
(9) Represents $6,760 of debt forgiveness and $10,000 of common stock granted.
(10)     Represents $5,000 of cash and $7,145 of debt forgiveness.
(11) Of this total, options to purchase an aggregate of 7,500 shares were cancelled on March 14, 2001.
(12) Ms. Lawrence resigned as our Vice President-Internet Division and as Director of Internet Business Affairs in May 2001 and resigned as a member of our board of directors in December 2001. Amount represents common stock granted.
(13)     Amount represents common stock granted.
(14) Of this total, options to purchase an aggregate of 20,000 shares were cancelled on March 14, 2001.

                  OPTION GRANTS IN LAST FISCAL YEAR

         We did not grant any options or stock appreciation rights to the Named Officers during the year ended September 30, 2001.

                OPTION EXERCISES AND FISCAL YEAR-END VALUES

         There were no exercises of options by the Named Officers during the fiscal year ended September 30, 2001. The following table sets forth the number of exercisable and unexercisable in-the-money stock options and their values at September 30, 2001 for the Named Officers. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.

                              NUMBER OF
                        SECURITIES UNDERLYING       VALUE ($) OF UNEXERCISED
                       UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                         SEPTEMBER 30, 2001           SEPTEMBER 30, 2001(1)
                     ---------------------------   ---------------------------
      NAME           EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
      ----           -----------   -------------   -----------   -------------

Alex F. Kanakaris...    105,000         --              --            --

Branch Lotspeich....     60,000         --              --            --

John Robert McKay...     17,250         --              --            --

Lisa Lawrence            13,750         --              --            --

---------------
(1) The closing price of our common stock on September 28, 2001, as adjusted for the 1-for-20 reverse split of our common stock that occurred on December 7, 2001, was $.60, which price did not exceed the exercise price of the options.

                          2000 STOCK OPTION PLAN

         Our board of directors and stockholders adopted our 2000 Stock Option Plan, or the 2000 Plan. The 2000 Plan is designed to enable us to offer an incentive-based compensation system to employees, officers and directors of Kanakaris Wireless and to employees of companies who do business with us. The 2000 Plan provides for the grant of incentive stock options, or ISOs, and nonqualified stock options, or NQOs. ISOs and NQOs are collectively referred to below as options.

         A total of 150,000 shares of our common stock are authorized for issuance under the 2000 Plan. As of January 4, 2002, we had twelve employees, officers and directors eligible to receive options under the 2000 Plan, and options to purchase up to 23,125 shares of our common stock were outstanding under the 2000 Plan. Any shares of common stock that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the 2000 Plan.

         The 2000 Plan is to be administered by a committee of not less than two nor more than five persons appointed by the board of directors, each of whom must be a director of Kanakaris Wireless. Notwithstanding the foregoing, the board of directors may act as the committee under the 2000 Plan. It is the intent of the 2000 Plan that it be administered in a manner such that option grants and exercises would be exempt under Rule 16b-3 of the Securities Exchange Act of 1934, as amended. Since the adoption of the 2000 Plan in May 2000, the committee for the 2000 Plan has been comprised of Alex Kanakaris, Branch Lotspeich and John McKay.

         The committee is empowered:

         o to select those eligible persons to whom options shall be granted under the 2000 Plan;
         o to determine the time or times at which each option shall be granted, whether options will be ISOs or NQOs, and the number of shares to be subject to each option; and
         o to fix the time and manner in which each such option may be exercised, including the exercise price and option period, and other terms and conditions of such options, all subject to the terms and conditions of the 2000 Plan.

         The committee has sole discretion to interpret and administer the 2000 Plan, and its decisions regarding the 2000 Plan are final.

         ISOs granted under the 2000 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of the total voting securities of Kanakaris Wireless on the date of grant, such exercise price shall be not less than 110% of fair market value on the date of grant, and the option period may not exceed five years. NQOs granted under the 2000 Plan must have an exercise price of not less than 85% of the fair market value of the common stock on the date the NQO is granted.

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

         The 2000 Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time and from time to time by the board of directors. The board of directors may not materially impair any outstanding options without the express consent of the optionee or materially increase the number of shares subject to the 2000 Plan, materially increase the benefits to optionees under the 2000 Plan, materially modify the requirements as to eligibility to participate in the 2000 Plan or alter the method of determining the option exercise price without stockholder approval. No option may be granted under the 2000 Plan after May 24, 2010.

         Although not intended as an anti-takeover measure by the board of directors, one of the possible effects of the 2000 Plan could be to place additional shares, and to increase the percentage of the total number of shares outstanding, in the hands of the directors and officers of Kanakaris Wireless. Such persons may be viewed as part of, or friendly to, incumbent management and may, therefore, under certain circumstances be expected to make investment and voting decisions in response to a hostile takeover attempt that may serve to discourage or render more difficult the accomplishment of such attempt.

         In addition, options may, in the discretion of the committee, contain a provision providing for the acceleration of the exercisability of outstanding, but unexercisable, installments upon the first public announcement of a tender offer, merger, consolidation, sale of all or substantially all of the assets of Kanakaris Wireless, or other attempted changes in the control of Kanakaris Wireless. In the opinion of the board of directors, such an acceleration provision merely ensures that optionees under the 2000 Plan will be able to exercise their options as intended by the board of directors and stockholders of Kanakaris Wireless prior to any such extraordinary corporate transaction that might serve to limit or restrict such right. The board of directors is, however, presently unaware of any threat of hostile takeover involving shares of Kanakaris Wireless.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of our common stock as of January 9, 2002 by:

         o Each person known by us to own beneficially 5% or more of our outstanding common stock;
         o   Each of our directors;
         o Each of our executive officers named in the summary compensation table below; and
         o   All of our directors and executive officers as a group.

         The following calculations of the percent of outstanding shares are based on 8,511,073 shares of our common stock and 1,000,000 shares of our Class A Convertible Preferred Stock issued and outstanding as of the date of the table. Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants, conversion of outstanding shares of Class A Convertible Preferred Stock and conversion of outstanding convertible debentures that are exercisable or convertible, as the case may be, within sixty days of the date of the table, as more particularly described in the footnotes below. Except as described below, beneficial ownership and, accordingly, percent of class ownership, are calculated according to Securities and Exchange Commission Rule 13d-3.

         Amounts shown in the table as beneficially owned by Bristol Investment Fund, Ltd., AJW Partners, LLC, New Millennium Capital Partners, LLC, Bank Insinger de Beaufort, Equilibrium Equity, LLC, and Alliance Equities, Inc., or the debenture investors, are determined in part based upon the terms of convertible debentures and related warrants held by these six debenture investors as of the date of the table.

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

         In light of the above discussion regarding the terms of the debentures and warrants, the number of shares shown in the table as beneficially owned by each debenture investor represents a good faith estimate of the number of shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants as of the date of the table and has not been calculated in strict compliance with Rule 13d-3.


                                                     AMOUNT AND NATURE
     NAME AND ADDRESS OF               TITLE OF        OF BENEFICIAL            PERCENT
     BENEFICIAL OWNER(1)                CLASS            OWNERSHIP              OF CLASS
      -----------------                ---------   --------------------         --------
AJW Partners, LLC
155 First Street, Suite B
Mineola, New York 11501................. Common        16,762,631 (2)             66.33%

New Millennium Capital Partners II, LLC
155 First Street, Suite B
Mineola, New York 11501................. Common        16,762,631 (2)             66.33%

Bristol Investment Fund, Ltd.
c/o Olympia Capital (Cayman) Limited
Williams House
20 Reid Street
Hamilton HM 11, Bermuda................. Common         8,691,537 (3)             51.25%

Bank Insinger de Beaufort
Heregracht 551
1017 BW Amsterdam
Netherlands............................. Common         5,703,001 (4)             40.14%

Equilibrium Equity, LLC
155 First Street, Suite B
Mineola, New York 11501................. Common         5,628,297 (5)             39.81%

Alliance Equities
12147 N.W. 9th Dr.
Coral Springs, Florida 33021............ Common         1,948,181 (6)             18.63%

Alex F. Kanakaris....................... Common           683,478 (7)              7.89%

                                         Class A
                                         Convertible
                 ....................... Preferred      1,000,000                100.00%

Branch Lotspeich........................ Common           199,880 (8)              2.33%

John Robert McKay....................... Common            56,275 (9)                 *

Van Holster............................. Common            17,760 (10)                *

Patrick McKenna......................... Common            15,000 (11)                *

Caroline Michaels....................... Common            12,250 (12)                *

Rose Forbes............................. Common             5,000                     *

Jeff Hall............................... Common             4,000 (13)                *

David T. Shomaker....................... Common               750                     *

Charles Moore........................... Common               --                     --

All director nominees and
  executive officers as a
  group (10 persons).................... Common         1,035,393 (14)            11.80%

                                         Class A
                                         Convertible
                    .................... Preferred      1,000,000                100.00%
---------------

* Less than 1%.

(1) Unless otherwise indicated, the address of each person in this table is c/o Kanakaris Wireless, 3303 Harbor Boulevard, Suite F-3, Costa Mesa, California 92626. Mr. Kanakaris, Mr. Lotspeich and Mr. McKay are directors and executive officers of our company. Ms. Michaels, Mr. McKenna, Ms. Forbes, Mr. Holster, Mr. Moore and Mr. Hall are directors of our company. Mr. Shomaker is Acting Chief Financial Officer of our company and an advisor to our board of directors.

(2) Consists of 341 shares of common stock issued and outstanding, 130,903 shares of common stock issuable upon exercise of warrants and 16,631,387 shares of common stock issuable upon conversion of debentures.

(3) Consists of 244,190 shares of common stock issued and outstanding, 138,760 shares of common stock issuable upon exercise of warrants and 8,308,587 shares of common stock issuable upon conversion of debentures.

(4) Consists of 4,614 shares of common stock issued and outstanding, 661,426 shares of common stock issuable upon exercise of warrants and 5,036,961 shares of common stock issuable upon conversion of debentures.

(5) Consists of 35,656 shares of common stock issuable upon exercise of warrants and 5,592,641 shares of common stock issuable upon conversion of debentures.

(6) Consists of 1,690 shares of common stock issued and outstanding, 18,321 shares of common stock issuable upon exercise of warrants and 1,928,170 shares of common stock issuable upon conversion of debentures.

(7) Consists of 528,478 shares of common stock issued and outstanding, 50,000 shares of common stock issuable upon conversion of Class A Convertible Preferred Stock and 105,000 shares of common stock issuable upon exercise of options.

(8) Consists of 139,880 shares of common stock issued and outstanding, and 60,000 shares of common stock issuable upon exercise of options.

(9) Consists of 39,025 shares of common stock issued and outstanding, and 17,250 shares of common stock issuable upon exercise of options.

(10) Consists of 16,760 shares of common stock issued and outstanding, and 1,000 shares of common stock issuable upon exercise of options.

(11) Consists of 2,500 shares of common stock issued and outstanding, and 12,500 shares of common stock issuable upon exercise of options.

(12) Consists of 11,250 shares of common stock issued and outstanding, and 1,000 shares of common stock issuable upon exercise of options.

(13) Consists of 2,500 shares of common stock issued and outstanding, and 1,500 shares of common stock issuable upon exercise of options.

(14) Consists of 773,393 shares of common stock issued and outstanding, 212,000 shares of common stock issuable upon exercise of options and 50,000 shares of common stock issuable upon conversion of Class A Convertible Preferred Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the acquisition by Kanakaris InternetWorks, Inc. of Desience Corporation in October 1997, Mr. Lotspeich, our Vice Chairman of the Board and Secretary, became entitled to receive 2.5% of the gross sales of Desience Corporation. Effective as of January 1, 2000, Mr. Lotspeich voluntarily relinquished his rights to receive a percentage of gross sales for periods after December 31, 1999. As of September 30, 2001, $16,526 was due and payable to
Mr. Lotspeich under this arrangement.

         Effective as of February 26, 1997, Alex Kanakaris, who is our Chairman of the Board, President and Chief Executive Officer and who was then a director and the President of Kanakaris InternetWorks, Inc., executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $50,000 or the sum of the drawn amounts between February 26, 1997 and September 30, 1997, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1998, with a final interest payment due at maturity of the note on February 26, 2002. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2001, the outstanding principal balance of this note was $19,840.

         Effective as of April 7, 1997, John McKay, who is a director and the webmaster of Kanakaris Wireless and who was then a director and the webmaster of Kanakaris InternetWorks, Inc., executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $18,000 or the sum of the drawn amounts between April 7, 1997 and September 30, 1997, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1998, with a final interest payment due at maturity of the note on April 7, 2002. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2001, the outstanding principal balance of this note was $6,800.

         Effective as of May 19, 1997, Branch Lotspeich, who is a director and executive officer of Kanakaris Wireless and who was then a director of Kanakaris InternetWorks, Inc. and the President of Desience Corporation, executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $10,000 or the sum of the drawn amounts between May 19, 1997 and September 30, 1997, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1998, with a final interest payment due at maturity of the note on May 19, 2002. Principal payments are due in five equal annual installments commencing
December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2001, the outstanding principal balance of this note was $3,840.

         Effective as of September 30, 1997, Alex Kanakaris executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of $153,000, with interest at an annual rate of 8.0%. Principal and interest payments under the note are due in annual installments of $38,250 commencing September 30, 1998 and continuing until September 30, 2002, at which time the remaining unpaid principal and interest shall be due in full. Amounts due under this note through December 31, 2000 have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2001, the outstanding principal balance of this note was $38,250.

         Effective as of December 31, 1997, John McKay executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $50,000 or the sum of the drawn amounts between January 1, 1998 and December 31, 1998, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1999, with a final interest payment due at maturity of the note on January 1, 2003. Principal payments are due in five equal annual installments commencing December 31, 1999, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2001, the outstanding principal balance of this note was $4,800.

         Effective as of December 31, 1997, Alex Kanakaris executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $85,000 or the sum of the drawn amounts between January 1, 1998 and December 31, 1998, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1999, with a final interest payment due at maturity of the note on January 1, 2003. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2001, the outstanding principal balance of this note was $8,320.

         Effective as of December 31, 1997, Branch Lotspeich executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $30,000 or the sum of the drawn amounts between January 1, 1998 and December 31, 1998, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1999, with a final interest payment due at maturity of the note on January 1, 2003. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2000 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2001, the outstanding principal balance of this note was $4,000.

         David Shomaker, our acting Chief Financial Officer, is a partner of Haynie & Co., a certified public accounting firm. Kanakaris Wireless engaged Haynie & Co. to provide us with accounting assistance, tax preparation services and acting Chief Financial Officer services commencing in May 1999. Through April 30, 2001, we issued 28,750 shares of common stock to Haynie & Co. in connection with this arrangement. Also in connection with this arrangement, Kanakaris Wireless paid to Haynie & Co. a fee of $1,000 per month during each month from May 1999 through October 1999, $2,000 per month from November 1999 through January 2000, and $4,000 per month from February 2000 through April 2001. Since May 2001, we have agreed to make cash payments based upon Haynie & Co.'s regular per diem rates.

         On February 25, 1999, we entered into a memorandum of agreement with Alliance Equities, Inc. that provided that Alliance would provide ongoing consulting services to us that include, without limitation, strategic growth advice and introductions, marketing advice, and business ideas. Alliance would be compensated for these services, at our option, in cash, through the issuance of our common stock or as credit towards the purchase of our common stock. Since August 1999 and as of September 30, 2001, we had issued to Alliance an aggregate of 150,000 shares of our common stock valued at approximately $2,290,400 for consulting services rendered under the agreement.

         On December 10, 1999, we entered into a Revolving Line of Credit Agreement with Alliance Equities, Inc. Under the terms of the agreement, Alliance made available a $7 million revolving line of credit with interest on the unpaid principal at 10% per annum. Under the terms of the agreement, we may draw up to $500,000 per month on the total line of credit upon our written request. Additionally, we have agreed that any portion of the indebtedness may be paid back either with cash or by the issuance of our common stock. As of January 14, 2002, no amounts were outstanding under this line of credit.

         On December 27, 1999, we executed an unsecured promissory note in favor of Branch Lotspeich in the principal amount of $35,000, with interest at an annual rate of 5%. Payment of principal and accrued interest is due on or before January 10, 2002, with monthly payments of at least 5% of the outstanding balance to be made beginning in February 2000. This note was repaid in full.

         On December 31, 1999, we granted options to purchase up to 105,000 shares of common stock to Alex Kanakaris, options to purchase up to 60,000 shares of common stock to Branch Lotspeich, options to purchase up to 17,250 shares of common stock to John McKay and options to purchase up to 13,750 shares of common stock to Lisa Lawrence, each with an exercise price of $10.40 per share, which was the fair market value of a share of common stock on the date of grant.

         In January 2000, we issued an aggregate of 45,834 shares of common stock of which 12,500 shares were issued to Bank Insinger de Beaufort, 20,834 shares were issued to AJW Partners, LLC, and 12,501 shares were issued to New Millennium Capital Partners II, LLC upon conversion of an aggregate of $550,000 in principal amount plus interest on the debentures purchased by each of the Bank, AJW Partners and New Millennium in the September 1999 offering, of which $250,000 was converted by AJW Partners, $150,000 was converted by New Millennium and $150,000 was converted by the Bank.

         In January 2000, we also issued an aggregate of 43,334 shares of common stock to Alliance Equities, Inc. upon conversion of an aggregate of $520,000 in principal amount of the debentures purchased by it in our August 1999 debenture offering.

         On January 7, 2000, our Desience Division executed an unsecured promissory note in favor of Alex Kanakaris in the principal amount of $35,000, with interest at an annual rate of 5%. Payment of principal and accrued interest was due on or before May 10, 2000. This note was repaid in full.

         On January 12, 2000, our board of directors authorized us to obtain a term life insurance policy in the amount of $10,000,000 covering Alex Kanakaris which, in the event of the death of Mr. Kanakaris, shall result in 80% of the proceeds of the policy being paid to us and 20% of the proceeds of the policy being paid to the heirs of Mr. Kanakaris, who include, among others, directors Rose Forbes, Lisa Lawrence and Branch Lotspeich.

         On January 13, 2000, we granted options to purchase up to 1,500 shares of common stock to Jeff Hall at an exercise price of $26.20 per share, which was approximately, but not in excess of, the fair market value of a share of common stock on the date of grant.

         In February 2000, we issued an aggregate of $1,000,000 of 10% convertible debentures due February 1, 2001 and accompanying warrants to purchase up to 15,000 shares of common stock in a private offering. Bank Insinger de Beaufort purchased $500,000 of the debentures and New Millennium Capital Partners II, LLC and AJW Partners, LLC each purchased $250,000 of the debentures. The debentures initially were convertible into shares of common stock at the lesser of $19.40 per share or 66.66% of the average closing bid price of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants were exercisable into shares of common stock at an initial exercise price of $38.00 per share.

         In March 2000, we issued an aggregate of 26,142 shares of common stock, of which 13,071 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC upon conversion by each of them of $250,000 in principal amount plus interest on the debentures purchased by each of them in the February 2000 offering.

         In April 2000, we issued an aggregate of 395 shares of common stock to Bank Insinger de Beaufort as payment of interest owed on the debentures purchased by the Bank in the February 2000 offering. In addition, we issued 12,901 shares of common stock to Bank Insinger de Beaufort upon conversion of $250,000 in principal amount plus interest on the debentures purchased by the Bank in the February 2000 offering.

         In April 2000, we issued an aggregate of $3,000,000 of 10% convertible debentures and accompanying warrants to purchase up to 45,000 shares of common stock in a private offering to four accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $19.40 per share and 66.66% of the average closing bid price of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants were exercisable into shares of common stock at an initial exercise price of $38.00 per share. Bank Insinger de Beaufort purchased $1,500,000 of these debentures and received a proportionate number of the accompanying warrants. Each of AJW Partners, LLC and New Millennium Capital Partners II, LLC purchased $625,000 of these debentures and received a proportionate number of the accompanying warrants. Equilibrium Equity, LLC purchased $250,000 of these debentures and received a proportionate number of the accompanying warrants.

         On May 11, 2000 we issued 500 shares of common stock to Lisa Lawrence as compensation for consulting services rendered.

         On May 17, 2000, Alex Kanakaris executed a promissory note in favor of Kanakaris Wireless in the principal amount of $160,000, with interest on the unpaid principal balance at an annual rate of 7%. Principal and all accrued interest were due on or before May 16, 2001. The note was collateralized by 7,112 shares of common stock of Kanakaris Wireless owned by Mr. Kanakaris. Amounts due under this note were forgiven as part of compensation for services rendered.

         On May 25, 2000, we granted non-qualified stock options to purchase shares of common stock at $14.10 per share, which was the closing sale price of a share of common stock on the trading day immediately preceding that date, under our 2000 Stock Option Plan to certain officers and directors as follows:
Alex Kanakaris received an option to purchase 45,000 shares, Branch Lotspeich received an option to purchase up to 16,250 shares, John McKay received an option to purchase up to 5,000 shares, Patrick McKenna received an option to purchase up to 12,500 shares, Caroline Michaels, who subsequently became a director, received an option to purchase up to 1,000 shares, and Lisa Lawrence received an option to purchase up to 12,500 shares. On March 14, 2001, the 78,750 options held by Messrs. Kanakaris, Lotspeich and McKay and by Ms. Lawrence were cancelled.

         In June 2000, we issued an aggregate of 39,405 shares of common stock to Bank Insinger de Beaufort upon conversion of $250,000 in principal amount plus interest on the debenture purchased by the Bank in the April 2000 offering and $250,000 in principal amount plus interest on a debenture purchased by the Bank in our February 2000 offering.

         Effective as of June 12, 2000, David Shomaker executed an unsecured promissory note in favor of Kanakaris Wireless in the principal amount of $15,000, with interest on the unpaid principal balance at an annual rate of 10%. As of September 30, 2000, we cancelled the outstanding balance due in lieu of payment of compensation for services rendered.

         In July 2000, we issued an aggregate of 1,050 shares of common stock to Bank Insinger de Beaufort, of which 411 shares were issued as back-payment of accrued and unpaid interest owed on certain previously fully converted debentures purchased by the Bank in September 1999 and 639 shares were issued as payment of interest owed on the debentures purchased by the Bank in the April 2000 offering. In addition, we issued an aggregate of 10,660 shares of common stock, of which 4,442 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC upon conversion by each of them of $50,000 in principal amount plus interest on the debentures purchased by each of them in the April 2000 offering, and of which 1,776 shares were issued to Equilibrium Equity, LLC upon conversion of $20,000 in principal amount plus interest on the debenture purchased by it in the April 2000 offering.

         In August 2000, we issued an aggregate of $1,500,000 of 10% convertible debentures and accompanying warrants to purchase up to 22,500 shares of common stock in a private offering to three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $19.40 per share and 66.66% of the average closing bid price of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants were exercisable into shares of common stock at an initial exercise price of $38.00 per share. Each of AJW Partners, LLC and New Millennium Capital Partners II, LLC purchased $625,000 of these debentures and received a proportionate number of the accompanying warrants. Equilibrium Equity, LLC purchased $250,000 of these debentures and received a proportionate number of the accompanying warrants.

         In August 2000, we issued an aggregate of 2,634 shares of common stock, of which 1,098 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and of which 438 were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by them in the April 2000 offering. Additionally, we issued an aggregate of 32,271 shares of common stock of which 13,446 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $150,000 in principal amount plus interest on the debentures purchased by each of them in the April 2000 offering and of which 5,379 shares were issued to Equilibrium Equity, LLC upon conversion of $60,000 in principal amount plus interest on the debenture purchased by it in the April 2000 offering.

         In August 2000, we issued 1,500 shares of common stock valued at $22,500 to Lisa Lawrence as compensation for services rendered.

         In August 2000, we granted non-qualified stock options to purchase shares of common stock at $15.00 per share, which was the closing sale price of a share of common stock on the trading day immediately preceding that date, under our 2000 Stock Option Plan to certain officers and directors as follows:
Alex Kanakaris received an option to purchase 38,125 shares, John McKay received an option to purchase up to 2,500 shares and Lisa Lawrence received an option to purchase up to 7,500 shares. On March 14, 2001, these options were cancelled.

         In September 2000, we issued an aggregate of 5,073 shares of common stock, of which 2,156 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $21,250 in principal amount plus interest on the debentures purchased by each of them in the April 2000 offering and of which 761 shares were issued to Equilibrium Equity, LLC upon conversion of $7,500 in principal amount plus interest on the debenture it purchased in the April 2000 offering.

         In October 2000, we issued an aggregate of 9,585 shares of common stock, of which 5,778 shares were issued to Bank Insinger de Beaufort, 1,584 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 639 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by the Bank, AJW Partners, New Millennium and Equilibrium Equity in the April 2000 offering. Also, we issued 7,762 shares of common stock to the Bank upon conversion of $50,000 in principal amount plus interest on the debentures purchased by the Bank in the April 2000 offering. Finally, we issued an aggregate of 9,535 shares of common stock, of which 4,052 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC upon conversion by each of them of $23,375 in principal amount plus interest on the debentures each of them purchased in the April 2000 offering and of which 1,431 shares were issued to Equilibrium Equity, LLC upon conversion of $8,250 in principal amount plus interest on the debenture it purchased in the April 2000 offering.

         In November 2000, we issued an aggregate of 1,361 shares of common stock, of which 568 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC and of which 225 shares of common stock were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by each of them in the April offering. Also, we issued 78,766 shares of common stock to Bank Insinger de Beaufort upon conversion of $400,000 in principal amount plus interest on the debentures purchased by the Bank in the April offering. Finally, we issued an aggregate of 54,696 shares of common stock, of which 23,246 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $116,875 in principal amount plus interest on the debentures each of them purchased in the April offering and of which 8,204 shares were issued to Equilibrium Equity, LLC upon conversion of $41,250 in principal amount plus interest on the debenture it purchased in the April offering.

         On November 6, 2000, we issued 2,500 shares of common stock valued at $19,000 to Jeff Hall as compensation for consulting services rendered.

         On November 6, 2000, we issued 5,000 shares of common stock valued at $38,000 to Rose Forbes as compensation for consulting services rendered.

         On November 6, 2000, we issued 12,500 shares of common stock valued at $95,000 to Lisa Lawrence as compensation for extraordinary services rendered.

         On November 6, 2000, we issued 2,500 shares of common stock valued at $19,000 to Pat McKenna as compensation for consulting services rendered.

         In December 2000, we issued 101,201 shares of common stock to Bank Insinger de Beaufort upon conversion of $380,000 in principal amount plus interest on the debentures the Bank purchased in the April 2000 offering.
Also, we issued an aggregate of 43,358 shares of common stock, of which 18,427 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $72,675 in principal amount plus interest on the debentures each of them purchased in the April 2000 offering and of which 6,504 shares were issued to Equilibrium Equity, LLC upon conversion of $25,650 in principal amount plus interest on the debenture it purchased in the April 2000 offering.

         On December 11, 2000, we issued 100,000 shares of common stock valued at $510,000 to Alex Kanakaris as a stock bonus for extraordinary services rendered.

         On January 5, 2001, we issued an aggregate of $650,000 of 12% convertible debentures and accompanying warrants to purchase up to 195,000 shares of common stock in a private offering to four accredited investors. Each of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $3.00 per share and 62.5% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion, and the warrants are exercisable into shares of common stock at the lesser of $2.50 per share and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise. Bristol Investment Fund, Ltd. purchased $400,000 of these debentures and received a proportionate number of the accompanying warrants. Each of AJW Partners, LLC and New Millennium Capital Partners II, LLC purchased $104,125 of these debentures and received a proportionate number of the accompanying warrants. Equilibrium Equity, LLC purchased $41,750 of these debentures and received a proportionate number of the accompanying warrants.

         On January 17, 2001, we entered into a Charter Membership Agreement with the New York Internet Chamber of Commerce, or NYICC, of which Charles Moore is founder and President, which resulted in our payment to NYICC of $5,000 for various promotional services to be provided by NYICC to Kanakaris Wireless.

         In January 2001, we issued an aggregate of 18,040 shares of common stock, of which 3,172 shares were issued to Bank Insinger de Beaufort, 6,160 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 2,548 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by the Bank, AJW Partners, New Millennium and Equilibrium Equity in the April 2000 offering. Also, we issued 67,112 shares of common stock to the Bank upon conversion of $200,000 in principal amount plus interest on the debentures purchased by the Bank in the April 2000 offering. Finally, we issued an aggregate of 90,864 shares of common stock, of which 38,617 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $123,462 in principal amount plus interest on the debentures each of them purchased in the April 2000 offering and of which 13,630 shares were issued to Equilibrium Equity upon conversion of $43,575 in principal amount plus interest on the debenture it purchased in the April 2000 offering.

         In February 2001, we issued an aggregate of 25,706 shares of common stock, of which 10,925 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC upon conversion by each of them of $31,875 in principal amount plus interest on the debentures each of them purchased in the January 2001 offering and of which 3,856 shares were issued to Equilibrium Equity, LLC upon conversion of $11,250 in principal amount plus interest on the debenture it purchased in the January 2001 offering.

         On March 9, 2001, we issued an aggregate of $650,000 of 12% convertible debentures in a private offering to four accredited investors. The debentures initially are convertible into shares of common stock at the lesser of $3.00 per share and 62.5% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Bristol Investment Fund, Ltd. purchased $400,000 of these debentures. Each of AJW Partners, LLC and New Millennium Capital Partners II, LLC purchased $104,125 of these debentures, and Equilibrium Equity, LLC purchased $41,750 of these debentures.

         In March 2001, we issued an aggregate of 93,963 shares of common stock, of which 55,478 shares were issued to Bristol Investment Fund, Ltd.
upon conversion of $100,000 in principal amount plus interest on the debentures it purchased in the January 2001 offering, of which 16,356 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC upon conversion by each of them of $31,875 in principal amount plus interest on the debentures each of them purchased in the January 2001 offering, and of which 5,773 shares were issued to Equilibrium Equity, LLC upon conversion of $11,250 in principal amount plus interest on the debenture it purchased in the January 2001 offering.

         On April 6, 2001, we issued 12,500 shares of common stock valued at $31,250 to Branch Lotspeich as compensation for services rendered.

         On April 18, 2001, we issued 50,000 shares of common stock to Alex Kanakaris, 5,000 shares of common stock to John McKay, 7,500 shares of common stock to Lisa Lawrence and 1,250 shares of common stock to each of Caroline Michaels and Van Holster. The shares were issued as compensation for services rendered with an aggregate value of $130,000.

         In April 2001, we issued an aggregate of 23,160 shares of common stock, of which 2,684 shares were issued to Bank Insinger de Beaufort, 8,446 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 3,584 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by the Bank, AJW Partners, New Millennium and Equilibrium Equity in the April 2000 offering. Also, we issued an aggregate of 6,464 shares of common stock, of which 4,847 shares were issued to Bristol Investment Fund, Ltd., 653 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 311 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by Bristol Investment Fund, AJW Partners, New Millennium and Equilibrium Equity in the January 2001 offering. Additionally, we issued an aggregate of 2,810 shares of common stock, of which 1,729 shares were issued to Bristol Investment Fund, Ltd., 450 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 181 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by Bristol Investment Fund, AJW Partners, New Millennium and Equilibrium Equity in the March 2001 offering. Also, we issued an aggregate of 85,381 shares of common stock, of which 34,766 shares were issued to Bristol Investment Fund, Ltd. upon conversion by it of $50,000 in principal amount plus interest on the debentures purchased by it in the January 2001 offering, and of which 21,511 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $29,750 in principal amount plus interest on the debentures each of them purchased in the January 2001 offering, and of which 7,593 shares were issued to Equilibrium Equity upon conversion of $10,500 in principal amount plus interest on the debenture it purchased in the January 2001 offering. Finally, we issued 35,353 shares of common stock to Bank Insinger de Beaufort upon conversion by it of $50,000 in principal amount plus interest on the debentures it purchased in the April 2000 offering.

         On May 1, 2001, we issued 14,881 shares of common stock valued at $31,250 to Branch Lotspeich as compensation for services rendered.

         As of May 15, 2001, we issued 375,000 shares of common stock to Alex Kanakaris as compensation for services rendered and to be rendered.

         In May 2001, we issued an aggregate of 36,663 shares of common stock to Bank Insinger de Beaufort upon conversion by it of $50,000 in principal amount plus interest on the debentures it purchased in the April 2000 offering.

         In June 2001, we issued an aggregate of 24,930 shares of common stock to Bank Insinger de Beaufort upon conversion by it of $50,000 in principal amount plus interest on the debentures it purchased in the April 2000 offering. Also, we issued an aggregate of 31,468 shares of common stock to Bristol Investment Fund, Ltd. upon conversion by it of $50,000 in principal amount plus interest on the debentures it purchased in the January 2001 offering. Finally, we issued an aggregate of 25,134 shares of common stock, of which 10,682 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $17,000 in principal amount plus interest on the debentures each of them purchased in the March 2001 offering, and of which 3,770 shares were issued to Equilibrium Equity upon conversion of $6,000 in principal amount plus interest on the debenture it purchased in the March 2001 offering.

         On June 29, 2001, we issued an aggregate of $500,000 of 12% convertible debentures due June 29, 2002 in a private offering. AJW Partners, LLC, New Millennium Capital Partners II, LLC each purchased $200,000 of the debentures and Alliance Equities, Inc. purchased $100,000 of the debentures. The debentures initially were convertible into shares of common stock at the lesser of $2.00 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 75,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $420,000.

         As of June 29, 2001, we entered into a letter agreement with some of our debenture holders. The agreement provided various anti-dilution adjustments to the debentures and warrants issued in April and August 2000 and in January and March 2001. These adjustments were made partly in lieu of other adjustments that would have been imposed under the terms of the debenture offering documents. As a result of these adjustments, the conversion prices for the debentures issued to these holders in April and August 2000 and in January 2001 and March 2001 were reduced to the lesser of $2.00 per share and 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise prices of the warrants issued to the holders in connection with the offering of the debentures in April and August 2000 and in January and March 2001 were reduced to the lesser of $1.168 per share and the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants.

         In July 2001, we issued an aggregate of 26,818 shares of common stock, of which 1,074 shares were issued to Bank Insinger de Beaufort, 10,619 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 4,506 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by the Bank, AJW Partners, New Millennium and Equilibrium Equity in the April 2000 offering. Also, we issued an aggregate of 5,679 shares of common stock, of which 4,787 shares were issued to Bristol Investment Fund, Ltd., 341 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 210 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by Bristol Investment Fund, AJW Partners, New Millennium and Equilibrium Equity in the January 2001 offering. Additionally, we issued an aggregate of 14,430 shares of common stock, of which 9,574 shares were issued to Bristol Investment Fund, Ltd., 2,000 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 856 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by Bristol Investment Fund, AJW Partners, New Millennium and Equilibrium Equity in the March 2001 offering. Also, we issued an aggregate of 111,688 shares of common stock, of which 55,866 shares were issued to Bristol Investment Fund, Ltd. upon conversion by it of $50,000 in principal amount plus interest on the debentures purchased by it in the March 2001 offering, and of which 23,724 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $21,250 in principal amount plus interest on the debentures each of them purchased in the March 2001 offering, and of which 8,374 shares were issued to Equilibrium Equity upon conversion of $7,500 in principal amount plus interest on the debenture it purchased in the March 2001 offering.

         In August 2001, we issued an aggregate of 342,008 shares of common stock, of which 156,866 shares were issued to Bristol Investment Fund, Ltd. upon conversion by it of $64,000 in principal amount plus interest on the debenture it purchased in the March 2001 offering and $18,000 in principal amount plus interest on the debenture it purchased in the January 2001 offering, and of which 78,685 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $38,250 in principal amount plus interest on the debentures each of them purchased in the April 2000 offering, and of which 27,772 shares were issued to Equilibrium Equity upon conversion of $13,500 in principal amount plus interest on the debenture it purchased in the April 2000 offering.

         In September 2001, we issued an aggregate of 178,605 shares of common stock, of which 75,907 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $25,500 in principal amount plus interest on the debentures each of them purchased in the April 2000 offering, and of which 26,791 shares were issued to Equilibrium Equity upon conversion of $9,000 in principal amount plus interest on the debenture it purchased in the April 2000 offering.

         On October 17, 2001, we issued to Branch Lotspeich 50,000 shares of common stock valued at $21,000 as compensation for services rendered.

         On October 17, 2001, we issued to Caroline Michaels 10,000 shares of common stock valued at $4,200 as compensation for services rendered.

         On October 17, 2001, we issued to Van Holster 5,000 shares of common stock valued at $2,100 as compensation for services rendered.

         On October 17, 2001, we issued to John McKay 5,000 shares of common stock valued at $2,100 as compensation for services rendered.

         On October 17, 2001, we issued to Lisa Lawrence 5,000 shares of common stock valued at $2,100 as compensation for services rendered.

         In October 2001, we issued an aggregate of 179,737 shares of common stock, of which 4,614 shares were issued to Bank Insinger de Beaufort, 72,021 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 31,081 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by the Bank, AJW Partners, New Millennium and Equilibrium Equity in the April 2000 offering. Also, we issued an aggregate of 25,982 shares of common stock, of which 25,023 shares were issued to Bristol Investment Fund, Ltd. and 959 shares were issued to Equilibrium Equity as payment of interest owed on the debentures purchased by Bristol Investment Fund and Equilibrium Equity in the January 2001 offering. Additionally, we issued an aggregate of 57,201 shares of common stock, of which 39,321 shares were issued to Bristol Investment Fund, Ltd., 6,998 shares were issued to each of AJW Partners, LLC and New Millennium Capital Partners II, LLC, and 3,884 shares were issued to Equilibrium Equity, LLC as payment of interest owed on the debentures purchased by Bristol Investment Fund, AJW Partners, New Millennium and Equilibrium Equity in the March 2001 offering. Also, we issued an aggregate of 484,266 shares of common stock, of which 182,868 shares were issued to Bristol Investment Fund upon conversion by it of $34,000 in principal amount plus interest on the debentures purchased by it in the January 2001 offering, and of which 128,094 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $25,500 in principal amount plus interest on the debentures each of them purchased in the April 2000 offering, and of which 45,210 shares were issued to Equilibrium Equity upon conversion of $9,000 in principal amount plus interest on the debenture it purchased in the April 2000 offering.

         In November 2001, we issued an aggregate of 150,808 shares of common stock, of which 56,553 shares were issued to each of AJW Partners and New Millennium upon conversion by each of them of $7,500 in principal amount plus interest on the debentures each of them purchased in the April 2000 offering, and of which 37,702 shares were issued to Equilibrium Equity upon conversion of $5,000 in principal amount plus interest on the debenture it purchased in the April 2000 offering.

         As of April 30, 2001, $1,848,500 of the original $4,500,000 principal balance of 10% Convertible Debentures due May 1, 2001 remained outstanding. As of April 30, 2001, we entered into an agreement with the holders of these debentures to extend the due date of these debentures to May 1, 2002. In consideration for the extension, we granted to New Millennium Capital Partners II, LLC, AJW Partners, LLC, Bank Insinger de Beaufort and Equilibrium Equity, LLC warrants to purchase up to an aggregate of 67,500 shares of common stock at an exercise price equal to the lesser of the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the grant of the warrants, discounted by 37.5%, and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise of the warrants. As of January 9, 2001, $1,518,500 of the original $4,500,000 principal balance of these debentures remained outstanding.

         In January 2002, we issued to Bank Insinger de Beaufort Safe Custody NV an aggregate of $200,000 of our 12% Convertible Debentures due January 9, 2003, which were accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock. Bank Insinger may, at its option, purchase an additional $200,000 of our 12% convertible debentures and warrants to purchase up to 600,000 shares of common stock within 30 days after the effective date of a registration statement that we are required to file on behalf of Bank Insinger within 30 days after the issuance of the initial $200,000 of debentures. The debentures and warrants are immediately convertible into or exercisable for shares of common stock at an initial per share price equal to the lesser of $.055 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding a conversion or exercise.

         In January 2002, we entered into an agreement with Bank Insinger de Beaufort, Bristol Investment Fund, Ltd., Bristol Capital, LLC, and Paul Kessler, who is a principal of Bristol Capital, LLC. Under the agreement, the conversion price of the 10% Convertible Debenture due May 1, 2002 that Bank Insinger purchased in the April 2000 offering was amended to be the lesser of $.055 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding a conversion. In addition, the exercise prices of the warrants issued to Bank Insinger in the February 2000, April 2000 and May 2001 offerings, the warrants issued to Bristol Investment Fund in the January 2001 offering, the warrants issued to Bank Insinger in the April 2000 offering that were transferred to Bristol Capital, and the option issued to Paul Kessler pursuant to a consulting agreement dated as of September 26, 2000 were amended so that the exercise prices are equal to the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise. The expiration dates of each of the warrants and options described in the preceding sentence were extended so that each is exercisable until the seventh anniversary of its issuance.

         On January 11, 2002 we loaned Alex Kanakaris $36,000 at an annual percentage rate of 5%. The loan plus all accrued and unpaid interest is payable five years from the date of the loan. As of January 14, 2002, the outstanding principal balance of this loan was $36,000.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)   Exhibits

         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------
         2.1................................Stock Purchase Agreement dated as of October 10, 1997 by and between Christel H. Uttenbogaart and Kanakaris
                                            InternetWorks, Inc.(1)

         2.2................................Acquisition Agreement dated as of November 25, 1997 between
                                            Big Tex Enterprises, Inc. and Kanakaris InternetWorks, Inc.(1)

         3.1................................Amended and Restated Articles of Incorporation of the
                                            Registrant (4)

         3.2................................Amended and Restated Bylaws of the Registrant (4)

         3.3................................Amendment to Article III of the Amended and Restated Bylaws
                                            adopted by the Registrant's Board of Directors on January 23,
                                            2001 (6)

         3.4................................Amendment to Article IX of the Amended and Restated Bylaws
                                            adopted by the Registrant's Board of Directors on January 23,
                                            2001 (6)

         3.5................................Amendments to Articles II, III and IX of the Amended and Restated
                                            Bylaws adopted by the Registrant's Board of Directors on February 5,
                                            2001 (7)

         3.6................................Amendment to Article III of the Amended and Restated Bylaws
                                            adopted by the Registrant's Board of Directors on June 21,
                                            2001 (9)

         3.7................................Amendment to Restated Articles of Incorporation of the Registrant (8)

         10.1...............................Kanakaris Communications, Inc. 2000 Stock Option Plan (4)(#)

         10.2...............................encoding.com Terms and Conditions and related purchase orders (2)

         10.3...............................Windows Media(TM) Technology Promotion Agreement dated
                                            February 18, 1999 between Microsoft Corporation and the
                                            Registrant (1)

         10.4...............................Memorandum of Understanding dated November 9, 1999 by and between Lain International and the Registrant (5)

         10.5...............................Sublease Agreement dated as of October 8, 1999 by and between
                                            Belfiore-Fitzgerald and the Registrant (1)


         10.6...............................License Agreement dated as of February 18, 1999 between the
                                            Registrant and ION Systems, Inc. (1)

         10.7...............................First Amendment to License Agreement dated effective as of
                                            March 22, 1999 by and between the Registrant and ION
                                            Systems, Inc. (1)

         10.8...............................Second Amendment to License Agreement dated as of May 4,
                                            2000 by and between the Registrant and ION Systems, Inc. (4)

         10.9...............................Memorandum of Understanding dated November 1, 1999 by and between SyCoNet.com Inc. and the Registrant (1)

         10.10..............................Promissory Note dated May 17, 2000 made by Alex Kanakaris in favor of the Registrant (#)(4)

         10.11..............................Agreement for Payment of Royalties dated as of April 20, 2000 between the Registrant and John Clark (4)

         10.12..............................Memorandum of Understanding dated February 25, 1999 between the Registrant and Alliance Equities (1)

         10.13..............................Memorandum of Understanding dated April 7, 1999 between the
                                            Registrant and Alliance Equities (1)

         10.14..............................Revolving Line of Credit Agreement dated as of December 10, 1999 by and between the Registrant and Alliance Equities (2)

         10.15..............................Memorandum dated December 28, 2000 from Alliance Equities to the Registrant extending Revolving Line of Credit Agreement (5)

         10.16..............................Promissory Note dated May 19, 1997 made by Branch Lotspeich in favor of Kanakaris InternetWorks, Inc.(#)(1)

         10.17..............................Promissory Note dated February 26, 1997 made by Alex Kanakaris in favor of Kanakaris InternetWorks, Inc.(#)(1)

         10.18..............................Promissory Note dated September 30, 1997 made by Alex
                                            Kanakaris in favor of Kanakaris InternetWorks, Inc.(#)(1)

         10.19..............................Promissory Note dated April 7, 1997 made by John McKay in favor of Kanakaris InternetWorks, Inc.(#)(1)

         10.20..............................Promissory Note dated January 8, 1998 made by John McKay in favor of Kanakaris InternetWorks, Inc.(#)(1)

         10.21..............................Promissory Note dated January 8, 1998 made by Alex Kanakaris in favor of Kanakaris InternetWorks, Inc.(#)(1)

         10.22..............................Promissory Note dated January 8, 1998 made by Branch Lotspeich in favor of Kanakaris InternetWorks, Inc.(#)(1)

         10.23..............................Promissory Note dated January 7, 2000 made by the Registrant in favor of Alex F. Kanakaris (#)(3)

         10.24..............................Promissory Note dated December 27, 1999 made by the Registrant in favor of Branch Lotspeich (#)(3)

         10.25..............................Non-Qualified Stock Option Agreement dated December 31,
                                            1999 between the Registrant and Alex F. Kanakaris (#)(3)

         10.26..............................Non-Qualified Stock Option Agreement dated December 31,
                                            1999 between the Registrant and Branch Lotspeich (#)(3)

         10.27..............................Non-Qualified Stock Option Agreement dated December 31,
                                            1999 between the Registrant and John R. McKay (#)(3)

         10.28..............................Agreement dated October 21, 1999 between eConnect and the
                                            Registrant (1)

         10.29..............................Windows Media(TM) ICP Broadband Jumpstart Program Agreement
                                            dated as of March 6, 2000 between the Registrant and
                                            Microsoft Corporation (4)


         10.30..............................Windows Media(TM) ICP Broadband Jumpstart Program Agreement
                                            dated effective as of December 7, 1999 between the Registrant and Microsoft Corporation (1)

         10.31..............................Convertible Debenture Purchase Agreement dated as of
                                            February 4, 2000 between the investors named therein
                                            and the Registrant (3)

         10.32..............................10% Convertible Debenture due February 1, 2001 made by the Registrant in favor of New Millennium Capital
                                            Partners II, LLC (3)

         10.33..............................10% Convertible Debenture due February 1, 2001 made by the Registrant in favor of AJW Partners, LLC (3)

         10.34..............................10% Convertible Debenture due February 1, 2001 made by the Registrant in favor of Bank Insinger de
                                            Beaufort (3)

         10.35..............................Stock Purchase Warrant dated as of February 4, 2000 issued by the Registrant to New Millennium Capital
                                            Partners II, LLC (3)

         10.36..............................Stock Purchase Warrant dated as of February 4, 2000 issued by the Registrant to AJW Partners, LLC (3)

         10.37..............................Stock Purchase Warrant dated as of February 4, 2000 issued by the Registrant to Bank Insinger de
                                            Beaufort (3)

         10.38..............................Stock Escrow and Security Agreement dated as of February 4,
                                            2000 between the Registrant, Owen Naccarato and the investors named therein (3)

         10.39..............................Registration Rights Agreement dated as of February 4, 2000 by and between the Registrant and the investors named
                                            therein (3)

         10.40..............................Convertible Debenture Purchase Agreement dated as of
                                            April 13, 2000 between the investors named therein
                                            and the Registrant (4)

         10.41..............................10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of New Millennium Capital
                                            Partners II, LLC (4)

         10.42..............................10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of AJW Partners, LLC (4)

         10.43..............................10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of Bank Insinger de
                                            Beaufort (4)

         10.44..............................10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of Equilibrium Equity, LLC (4)

         10.45..............................Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to New Millennium Capital
                                            Partners II, LLC (4)

         10.46..............................Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to AJW Partners, LLC (4)

         10.47..............................Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to Bank Insinger de
                                            Beaufort (4)

         10.48..............................Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to Equilibrium Equity, LLC (4)

         10.49..............................Registration Rights Agreement dated as of April 13, 2000 by and between the Registrant and the investors named
                                            therein (4)


         10.50..............................Stock Escrow and Security Agreement dated as of April 13,
                                            2000 between the Registrant, Owen Naccarato and the investors named therein (4)

         10.51..............................Debenture Purchase Agreement dated as of August 5, 1999 between the Registrant and Alliance Equities (1)

         10.52..............................Kanakaris Communications, Inc. 10% Convertible Subordinated
                                            Debenture due August 4, 2000 made by the Registrant in
                                            favor of Alliance Equities (1)

         10.53..............................Registration Rights Agreement dated as of August 5, 1999 between the Registrant and Alliance Equities (1)

         10.54..............................Kanakaris Communications, Inc. 10% Convertible Subordinated
                                            Debenture due September 29, 2000 made by the Registrant
                                            in favor of the Payee named therein (1)

         10.55..............................Stock Escrow and Security Agreement dated as of November 1,
                                            1999 between the Registrant, Owen Naccarato and the Holder named therein (1)

         10.56..............................Registration Rights Agreement dated as of September 29, 1999 by and between the Registrant and the Purchaser named therein (1)

         10.57..............................Form of 10% Convertible Debenture due May 1, 2001 made in August
                                            2000 by the Registrant in favor of AJW Partners, LLC, New
                                            Millennium Capital Partners II, LLC and Equilibrium Equity, LLC (5)

         10.58..............................Form of Stock Purchase Warrant dated as of August 2000 issued by the Registrant to AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC and Equilibrium Equity, LLC (5)

         10.59..............................Securities Purchase Agreement dated as of January 5, 2001 by and among the investors named therein and the Registrant (5)

         10.60..............................Form of Convertible Debenture due January 5, 2002 made by the Registrant in favor of AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol
                                            Investment Fund, Ltd. (5)

         10.61..............................Registration Rights Agreement dated as of January 5, 2001 by and between the Registrant and the investors named
                                            therein (5)

         10.62..............................Form of Stock Purchase Warrant dated as of January 5, 2001 issued by the Registrant to AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol
                                            Investment Fund, Ltd. (5)

         10.63..............................The New York Internet Chamber of Commerce Charter
                                            Membership Agreement dated January 17, 2001 by and
                                            between The New York Internet Chamber of Commerce and
                                            the Registrant (6)

         10.64..............................Letter agreement dated as of April 30, 2001 by and among the
                                            Registrant and AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC, Equilibrium Equity, LLC, Bristol
                                            Investment Fund, Ltd. and Bank Insinger de Beaufort (8)

         10.65..............................Letter agreement dated December 29, 2000 between Haynie &
                                            Company, CPAs and the Registrant (#) (8)

         10.66..............................Form of Convertible Debenture due March 9, 2002 made by the Registrant in favor of AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol
                                            Investment Fund, Ltd. (9)

         10.67..............................Securities Purchase Agreement dated as of June 29, 2001 between the Registrant and AJW Partners, LLC, New Millennium Capital
                                            Partners II, LLC and Alliance Equities, Inc. (9)


         10.68..............................Form of 12% Convertible Debenture due June 29, 2002 made by the
                                            Registrant in favor of each of AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC and Alliance Equities, Inc. (9)

         10.69..............................Form of Stock Purchase Warrant dated June 29, 2001 issued by the Registrant to each of AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC and Alliance Equities, Inc. (9)

         10.70..............................Registration Rights Agreement dated as of June 29, 2001 by and between the Registrant and AJW Partners, LLC, New Millennium
                                            Capital Partners II, LLC and Alliance Equities, Inc. (9)

         10.71..............................Letter Agreement dated as of June 29, 2001 by and among the
                                            Registrant and AJW Partners, LLC, New Millennium Capital Partners
                                            II, LLC and Equilibrium  Equity, LLC (9)

         10.72..............................Consulting Agreement dated as of October 26, 2001 by and between the Registrant and Kevin Welch (10)

         10.73..............................Common Stock Purchase Warrant dated as of October 26, 2001 by and between the Registrant and Kevin Welch (10)

         10.74..............................Common Stock Purchase Warrant dated as of November 29, 2001 made by the Registrant in favor of Kevin Welch (11)

         10.75..............................Consulting Agreement Extension dated as of November 29, 2001 by and between the Registrant and Kevin Welch (11)

         10.76..............................Letter dated December 13, 2001 from Alliance Equities, Inc.
                                            to the Registrant regarding Extension of Line of Credit

         10.77..............................Securities Purchase Agreement dated as of January 9, 2002 by and between Bank Insinger de Beaufort Safe Custody NV and
                                            the Registrant

         10.78..............................Convertible Debenture due January 9, 2003 made by the
                                            Registrant in favor of Bank Insinger de Beaufort Safe Custody NV

         10.79..............................Registration Rights Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort
                                            Safe Custody NV

         10.80..............................Stock Purchase Warrant dated as of January 9, 2002 issued by the Registrant to Bank Insinger de Beaufort Safe Custody NV

         10.81..............................Security Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort Safe Custody NV

         10.82..............................Letter Agreement dated January 9, 2002 by and between the
                                            Registrant and Bank Insinger de Beaufort Safe Custody NV,
                                            Bristol Investment Fund, Ltd., Bristol Capital, LLC and
                                            Paul Kessler

         21.1...............................Subsidiaries of the Registrant (1)

         23.1...............................Consent of Weinberg & Company, P.A., independent certified public accountants

---------------
# Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on November 19, 1999 (Registration No. 333-84909) and incorporated herein by reference
(2) Filed as an exhibit to the Registrant's Amendment No. 3 to Form SB-2 filed with the Securities and Exchange Commission on December 21, 1999 (Registration No. 333-84909) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on March 3, 2000 (Registration No. 333-31748) and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on June 12, 2000 (Registration No. 333-39102) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Amendment No. 1 to Form 10-KSB filed with the Securities and Exchange Commission on January 25, 2001 (File No. 0-28213) and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on January 29, 2001 (Registration No. 333-54514) and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on February 6, 2001 (Registration No. 333-54514) and incorporated herein by reference.
(8) Filed as an exhibit to the Registrant's Post-Effective Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on May 7, 2001 (Registration No. 333-54514) and incorporated herein by reference.
(9) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 16, 2001 (File No. 0-28213) and incorporated herein by reference.
(10) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 17, 2001
         (Registration No. 333-72618) and incorporated herein by reference.
(11) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on November 30, 2001
         (Registration No. 333-74238) and incorporated herein by reference.

(b)   Reports on Form 8-K

         None.

                       KANAKARIS WIRELESS AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report................................................F-1

Consolidated Balance Sheets as of September 30, 2001 and 2000...............F-2

Consolidated Statements of Operations for the Years Ended
  September 30, 2001 and 2000...............................................F-4

Consolidated Statements of Comprehensive Loss for the Years Ended
  September 30, 2001 and 2000...............................................F-5

Consolidated Statements of Changes in Stockholders' Deficiency
  For the Years Ended September 30, 2001 and 2000...........................F-6

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2001 and 2000...............................................F-8

Notes to Consolidated Financial Statements..................................F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
Kanakaris Wireless

We have audited the accompanying consolidated balance sheets of Kanakaris Wireless and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kanakaris Wireless and Subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Los Angeles, California
December 7, 2001

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        As of September 30, 2001 and 2000

                                                            2001         2000
                                                        -----------  -----------
ASSETS
------

Current assets:
   Cash and cash equivalents                            $   51,473   $  615,101
   Accounts receivable - net                               122,093      302,246
   Inventories                                               1,960        4,455
   Investments in marketable securities                     64,000            -
   Current maturities of note and loan receivable - net          -      102,500
   Current maturities of notes receivable -
      shareholders and related parties                     110,810      249,529
   Interest receivable                                      35,305       10,069
   Prepaid expenses                                         20,063      165,033
                                                        -----------  -----------

           TOTAL CURRENT ASSETS                            405,704    1,448,933
                                                        -----------  -----------

Property and equipment, net of accumulated
   depreciation and amortization                            48,683       49,876
                                                        -----------  -----------

Other assets:
   Notes receivable - shareholders and
      related parties - noncurrent                               -      102,500
   Note and loan receivable - noncurrent                         -       95,810
   Film library - net of accumulated amortization          384,936      452,916
   Goodwill - net of accumulated amortization              328,565      336,766
   Other                                                     2,836        1,400
                                                        -----------  -----------

           TOTAL OTHER ASSETS                              716,337      989,392
                                                        -----------  -----------

           TOTAL ASSETS                                 $1,170,724   $2,488,201
                                                        ===========  ===========

          See accompanying notes to consolidated financial statements.

                          KANAKARIS WIRELESS AND SUBSIDIARIES
                              Consolidated Balance Sheets
                           As of September 30, 2001 and 2000

                                                               2001            2000
                                                          -------------   -------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                  $  1,087,331    $    797,992
   Due to former shareholder of subsidiary                     104,695          89,358
   Convertible debentures                                    2,756,500       3,720,000
                                                          -------------   -------------

           TOTAL CURRENT LIABILITIES                         3,948,526       4,607,350
                                                          -------------   -------------

Stockholders' deficiency:
   Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 Class A Convertible issued
       and outstanding                                          10,000          10,000
   Common stock, $0.001 par value; 250,000,000 and
       100,000,000 shares authorized; 4,514,704 and
       1,729,884 in 2001 and 2000 respectively, issued
       and outstanding                                           4,514           1,730
   Additional paid-in capital                               28,928,690      19,211,227
   Accumulated deficit                                     (30,564,905)    (21,340,846)
   Deferred expenses                                        (1,108,101)              -
   Less subscription receivable
       (63,000 shares, common)                                       -          (1,260)
   Comprehensive loss                                          (48,000)              -
                                                          -------------   -------------

           TOTAL STOCKHOLDERS' DEFICIENCY                   (2,777,802)     (2,119,149)
                                                          -------------   -------------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                       $  1,170,724    $  2,488,201
                                                          =============   =============

              See accompanying notes to consolidated financial statements.

                         KANAKARIS WIRELESS AND SUBSIDIARIES
                        Consolidated Statements of Operations
                   For the Years Ended September 30, 2001 and 2000

                                                            2001            2000
                                                       -------------   -------------
Net sales                                              $  1,699,817    $    613,838
Cost of sales                                               681,489         373,487
                                                       -------------   -------------

           GROSS PROFIT                                   1,018,328         240,351
                                                       -------------   -------------

Operating expenses:
   Executive compensation                                 1,443,982         424,380
   Salaries                                                 443,741         253,900
   Payroll taxes                                             38,023          43,319
   Employee benefits                                          3,393          15,517
   Consulting services                                    1,793,110       3,691,027
   Royalties                                                    119           2,333
   Travel and entertainment                                 192,177         206,507
   Telephone and utilities                                   51,015          62,630
   Marketing, advertising and investor relations            611,278       2,277,090
   Professional fees                                        818,429       1,542,975
   Rent                                                      94,263          23,420
   Office and other expenses                                209,293         199,689
   Equipment rental and expense                               2,529           3,485
   Insurance                                                 79,283          59,553
   Auto expense                                                   -             234
   Depreciation and amortization                            146,931          66,091
   Bad debt provision                                       173,928         313,000
   Taxes - other                                              4,253           9,286
   Bank charges                                               2,230           3,082
   Website development                                       50,932               -
   Outside labor                                                  -          52,957
                                                       -------------   -------------

           TOTAL OPERATING EXPENSES                       6,158,909       9,250,475
                                                       -------------   -------------

       Loss from operations before interest
         and other income (expense)                      (5,140,581)     (9,010,124)
                                                       -------------   -------------

Interest and other income (expense):
   Interest income                                           43,847          16,526
   Dividend income                                              474           5,563
   Interest and financing expense                        (3,240,584)     (4,238,671)
   Other income                                              92,785               -
   Settlement agreement - attorney                                -         250,000
   Loss on impairment of investment
     in marketable securities                              (980,000)              -
                                                       -------------   -------------

           TOTAL INTEREST AND OTHER INCOME (EXPENSE)     (4,083,478)     (3,966,582)
                                                       -------------   -------------

       Net loss                                        $ (9,224,059)   $(12,976,706)
                                                       =============   =============

       Net loss per common share - basic and diluted   $      (3.27)   $      (8.69)
                                                       =============   =============

       Weighted average common shares
          outstanding - basic and diluted                 2,820,250       1,492,921
                                                       =============   =============

            See accompanying notes to consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                 For the Years Ended September 30, 2001 and 2000

                                                        2001            2000
                                                   -------------   -------------

Net loss                                           $ (9,224,059)   $(12,976,706)
Other comprehensive loss:

   Unrealized loss on marketable securities             (48,000)              -
                                                   -------------   -------------

Comprehensive loss                                 $ (9,272,059)   $(12,976,706)
                                                   =============   =============

          See accompanying notes to consolidated financial statements.

                                              KANAKARIS WIRELESS AND SUBSIDIARIES
                                 Consolidated Statement of Changes in Stockholders' Deficiency
                                        For the Years Ended September 30, 2001 and 2000

                                             Preferred Stock               Common Stock
                                      ----------------------------  ----------------------------                   Accumulated
                                          Shares         Amount         Shares         Amount         APIC           Deficit
                                      -------------  -------------  -------------  -------------  -------------   -------------
Balances
September 30, 1999                       1,000,000   $     10,000      1,297,902   $      1,298   $  7,932,406    $ (8,364,140)

   Stock issued for cash:                        -              -         32,300             32        325,468               -

   Stock issued for:
     Accounts payable                            -              -          3,676              3         53,007               -
     Compensation                                -              -          2,000              2       (135,022)              -
     Consulting services                         -              -        101,050            101      2,042,422               -
     Marketing, advertising
       and investor relations                    -              -         54,512             55      1,278,161               -
     Professional
       services                                  -              -         18,750             19        887,981               -

   Converted debentures                          -              -        219,694            220      2,808,682               -

   Convertible debt
    financing costs                              -              -              -              -      3,257,500               -

   Issuance of 48,375 common
     stock options to a consultant-              -              -              -              -        760,622               -

   Net (loss)                                    -              -              -              -              -     (12,976,706)
                                      -------------  -------------  -------------  -------------  -------------   -------------

Balances
September 30, 2000                       1,000,000   $     10,000      1,729,884   $      1,730   $ 19,211,227    $(21,340,846)

(CONTINUED BELOW)

(CONTINUED FROM ABOVE)

                                        Treasury          Stock
                                         Stock        Subscriptions
                                         Amount         Receivable        Total
                                      -------------   -------------   -------------
Balances
September 30, 1999                    $   (201,920)   $     (1,260)   $   (623,616)

   Stock issued for cash:                        -               -         325,500

   Stock issued for:
     Accounts payable                            -               -          53,010
     Compensation                          201,920               -          66,900
     Consulting services                         -               -       2,042,523
     Marketing, advertising
       and investor relations                    -               -       1,278,216
     Professional
       services                                  -               -         888,000

   Converted debentures                          -               -       2,808,902

   Convertible debt
    financing costs                              -               -       3,257,500

   Issuance of 48,375 common
     stock options to a consultant-              -               -         760,622

   Net (loss)                                    -               -     (12,976,706)
                                      -------------   -------------   -------------

Balances
September 30, 2000                      $        -    $     (1,260)   $ (2,119,149)

                                  See accompanying notes to consolidated financial statements.

                                              KANAKARIS WIRELESS AND SUBSIDIARIES
                                 Consolidated Statement of Changes in Stockholders' Deficiency
                                        For the Years Ended September 30, 2001 and 2000

                                              Preferred Stock                Common Stock
                                       ----------------------------  ----------------------------                  Accumulated
                                           Shares         Amount         Shares         Amount         APIC          Deficit
                                       -------------  -------------  -------------  -------------  -------------  -------------

   Stock issued for cash:                         -   $          -        178,833   $        178   $    249,822   $          -

   Stock issued for:
     Compensation                                 -              -        587,381            587      1,828,288              -

     Consulting services                          -              -        420,342            420      1,293,470              -

     Marketing, advertising
       and investor relations                     -              -         30,000             30        177,970              -
     Professional
       services                                   -              -         15,000             15         43,985              -

     Settlement of
       Netbooks.com dispute                       -              -          1,250              1          3,749              -

   Converted debentures                           -              -      1,552,514          1,553      3,089,119              -

   Convertible debt
    financing costs                               -              -              -              -      2,665,002              -

   Issuance of 125,000 common
     stock warrants to a consultant-              -              -              -              -        366,058              -

   Cancellation of stock
     subscriptions                                -              -              -              -              -              -

   Unrealized loss on
      marketable securities                       -              -              -              -              -              -

   Net (loss)                                     -              -              -              -              -     (9,224,059)
                                       -------------  -------------  -------------  -------------  -------------  -------------

BALANCES
SEPTEMBER 30, 2001                        1,000,000   $     10,000      4,514,704   $      4,514   $ 28,928,690   $(30,564,905)
                                       =============  =============  =============  =============  =============  =============

(CONTINUED BELOW)

(CONTINUED FROM ABOVE)

                                                                       Treasury         Stock
                                         Deferred         Stock       Subscriptions  Comprehensive
                                         Expenses         Amount       Receivable        Loss            Total
                                       -------------   -------------  -------------  -------------   -------------

   Stock issued for cash:              $          -    $          -   $          -   $          -    $    250,000

   Stock issued for:
     Compensation                          (822,656)              -              -              -       1,006,219

     Consulting services                   (285,445)              -              -              -       1,008,445

     Marketing, advertising
       and investor relations                     -               -              -              -         178,000
     Professional
       services                                   -               -              -              -          44,000

     Settlement of
       Netbooks.com dispute                       -               -              -              -           3,750

   Converted debentures                           -               -              -              -       3,090,672

   Convertible debt
    financing costs                               -               -              -              -       2,665,002

   Issuance of 125,000 common
     stock warrants to a consultant-              -               -              -              -         366,058

   Cancellation of stock
     subscriptions                                -               -          1,260              -           1,260

   Unrealized loss on
      marketable securities                       -               -              -        (48,000)        (48,000)

   Net (loss)                                     -               -              -              -      (9,224,059)
                                       -------------   -------------  -------------  -------------   -------------

BALANCES
SEPTEMBER 30, 2001                     $ (1,108,101)   $          -   $          -   $    (48,000)   $ (2,777,802)
                                       =============   =============  =============  =============   =============

                                  See accompanying notes to consolidated financial statements.

                             KANAKARIS WIRELESS AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                       For the Years Ended September 30, 2001 and 2000

                                                                    2001            2000
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (9,224,059)   $(12,976,706)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                  28,538          27,580
           Depreciation and amortization                            118,393          38,511
           Write off of organizational costs                              -           1,450
           Stock issued for Netbooks.com legal settlement             3,750               -
           Income from settlement agreement                               -        (250,000)
           Income realized from stock received for services      (1,092,000)              -
           Loss on impairment of investment in
             marketable securities                                  980,000               -
           Provision for bad debts                                  159,260         313,000
           Stock issued for compensation, consulting,
             marketing and professional services                  2,236,664       4,275,639
           Stock options issued for consulting services             366,058         760,622
           Convertible debt - marketing cost                        270,100         715,000
           Convertible debt - financing cost                      2,992,175       3,257,500
   Changes in assets and liabilities
       (Increase) decrease in:
              Accounts receivable                                   180,153        (161,136)
              Inventory                                               2,495          (4,455)
              Prepaid expenses                                      144,970        (104,220)
              Interest receivable                                   (25,236)         (7,665)
       Increase (decrease) in:
              Accounts payable and accrued expenses                 289,339        (123,306)
                                                               -------------   -------------

           NET CASH USED IN OPERATING ACTIVITIES                 (2,569,400)     (4,238,186)
                                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (17,824)        (31,631)
   Decrease (increase) in notes receivable -
      shareholders and related parties                              234,529         (98,306)
   Increase in security deposits                                     (1,436)              -
   Increase in notes receivable - other                                   -        (300,000)
   Note receivable repayments                                        47,000          45,000
   Acquisition of film library                                      (31,397)       (472,339)
                                                               -------------   -------------

           NET CASH PROVIDED BY
           (USED IN) INVESTING ACTIVITIES                           230,872        (857,276)
                                                               -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment to former shareholder of subsidiary                       (5,000)         (5,000)
   Proceeds from convertible debt                                 1,529,900       5,235,000
   Proceeds from sale of common stock                               250,000         325,500
                                                               -------------   -------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES              1,774,900       5,555,500
                                                               -------------   -------------

Net (decrease) increase in cash and cash equivalents               (563,628)        460,038

Cash and cash equivalents, beginning of year                        615,101         155,063
                                                               -------------   -------------

Cash and cash equivalents, end of year                         $     51,473    $    615,101
                                                               =============   =============

                 See accompanying notes to consolidated financial statements

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2001 and 2000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the years ended September 30, 2001 and 2000, the Company issued 465,342 and 174,312 respectively, of shares of common stock for consulting, marketing, advertising, investor relations and professional services having a fair value of $1,515,890 and $4,208,739, respectively.

During the year ended September 30, 2001, the Company issued 587,381 of shares of common stock in lieu of compensation of $1,006,219.

During the year ended September 30, 2001, the Company issued 1,250 shares of common stock in settlement of the Netbooks.com dispute.

During the year ended September 30, 2000, the Company distributed 4,951 of shares of treasury stock and issued 2,000 shares of common stock in lieu of compensation of $32,000 and $66,900, respectively.

During the year ended September 30, 2000, the Company issued 3,676 shares of common stock in exchange for the satisfaction of certain accounts payable having a value of $53,010.

During the year ended September 30, 2000, the Company recorded a note receivable in the amount of $250,000, which represented a legal settlement. As of September 30, 2001, $158,000 was still outstanding, which was deemed to be uncollectable and the Company recorded an allowance for the entire balance.

The Company has a liability in the total amount of $104,695 in 2001 and $89,358 in 2000 which represents the amount due to a former sole shareholder of the Company's subsidiary pursuant to the agreement regarding the acquisition of the subsidiary.

During the years ended September 30, 2001 and 2000, the Company issued 125,000 and 48,375 common stock warrants and options respectively, to consultants for services having a fair value as computed under SFAS No. 123 using the Black-Scholes Model of $366,058 and $760,622, respectively.

          See accompanying notes to consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

        (A) BUSINESS ORGANIZATION AND ACTIVITY
        --------------------------------------

        Kanakaris Wireless, which on June 2, 2000 changed its name from Kanakaris Communications, Inc. (formerly Big Tex Enterprises, Inc.) (the "Company"), was incorporated in the State of Nevada on November 1, 1991. The Company develops and supplies Internet products for electronic commerce, an on-line on-demand movie network and operates a subsidiary which designs and installs modular data control consoles. The Company has introduced a website called AK.TV, an interactive TV channel viewable in devices including Pocket PCs, laptop and desktop computers and TV's.

        (B) BUSINESS COMBINATIONS
        -------------------------

        On October 10, 1997 (the "Acquisition Date"), Kanakaris Internetworks, Inc. ("KIW") consummated a Stock Purchase Agreement with the shareholder (the "Seller") of Desience Corporation ("Desience") to purchase 10,000 common shares representing 100% of its issued and outstanding common stock in exchange for a 4% royalty on the gross sales (after collection) of Desience subsequent to the Acquisition Date, to be paid monthly for as long as Desience remains in business or its products are sold. Pursuant to APB 16, since the Seller had no continuing affiliation with KIW, the 4% royalty is accounted for as an increase to goodwill at the date the amount is determinable. In addition, the Seller shall receive 5% of funds which are to be allocated to Desience arising from KIW's next securities offering as a non-refundable advance on the royalty. As of September 30, 2001, no advances have been given. KIW will hold harmless the Seller from any claims, causes of action, costs, expenses, liabilities, and prior shareholder advances. Immediately following the exchange, Desience became a wholly owned subsidiary of KIW. The fair value of the assets and liabilities acquired pursuant to the acquisition of Desience was $148,776 and $468,120, respectively, which resulted in goodwill of $319,344 at the Acquisition Date since no trademarks, copyrights, existing or identified long-term requirement contracts or other intangibles existed at that date. Additions to goodwill resulting from the royalty for the years ended September 30, 2001 and 2000 were $20,337 and $23,649, respectively (See Note 1(J)).

        Desience is not a high technology company, but designs and installs specialized business furniture for a variety of industries utilizing base designs developed in 1985. No changes have been made or are contemplated to be made to the basic furniture design, with the exception of minor additions or accouterments. Because of the relative stability of the design of the furniture, management considered the goodwill attributable to the acquisition to be greater than 10 years. However, because of the potential for changes to the basic design in the future, management decided that a life of twenty years was not appropriate. Consequently a 15-year life was adopted.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        On November 25, 1997, KIW and its stockholders (the "Stockholders") consummated an acquisition agreement with Big Tex Enterprises, Inc. ("Big Tex"), an inactive public shell with no recent operations at that time, whereby the shareholders sold all of their preferred and common stock, which represented 100% of KIW's issued and outstanding capital stock, to Big Tex in exchange for 1,300,000 shares (300,000 common, 1,000,000 preferred) of Big Tex's restricted stock, representing 66.67% of the issued and outstanding common stock and 100% of the issued and outstanding preferred stock of Big Tex, aggregating 75% of the total voting rights (the "Exchange") (See Note 6). Big Tex was founded in 1991 for the purpose of lawful business or enterprise, but had been inactive since 1991. Immediately following the exchange, Big Tex changed its name to Kanakaris Communications, Inc., which was subsequently changed to Kanakaris Wireless.

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

        (C) PRINCIPLES OF CONSOLIDATION
        -------------------------------

        The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Kanakaris Internetworks Inc. and Desience. All significant intercompany balances and transactions have been eliminated in consolidation.

        (D) USE OF ESTIMATES
        --------------------

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        (E) CASH AND CASH EQUIVALENTS
        -----------------------------

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

        (F) PROPERTY AND EQUIPMENT
        --------------------------

        Property and equipment are stated at cost and depreciated using the straight line method over the estimated economic useful life of 5 to 7

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Depreciation expense for the years ended September 30, 2001 and 2000 was $19,016 and $10,806, respectively.

        (G) INVENTORIES
        ---------------

        Inventories at September 30, 2001 and 2000 consisted of parts and finished goods and were recorded at the lower of cost or market, cost being determined using the first-in, first-out method.

        (H) INVESTMENTS IN MARKETABLE SECURITIES
        ----------------------------------------

        The Company classifies marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable securities are classified as "available for sale." Securities classified as "available for sale" are carried on the financial statements at fair market value. Realized gains and losses are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholder's equity. Securities classified as held to maturity are carried at amortized cost.

        At September 30, 2001, investments in marketable securities consisted of available-for-sale securities of $64,000. For the year ended September 30, 2001, the Company had an unrealized loss from marketable securities of $48,000 due to a temporary decline in fair market value and a realized loss from marketable securities of $980,000 due to a decline in fair value, that in accordance with FASB 115 the Company determined was other than temporary and accordingly is included in the statement of operations (See Notes 5(F) and 5(I)).

        (I) FILM LIBRARY
        ----------------

        The cost to acquire and encode the Company's film library, which at September 30, 2001 aggregated $503,736, is being amortized on a straight-line basis over a 5-year period. Amortization expense for the years ended September 30, 2001 and 2000 amounted to $99,377 and $19,423, respectively.

        (J) SOFTWARE DEVELOPMENT COSTS
        ------------------------------

        In accordance with EITF Issue No. 00-2, the Company accounts for its web site development costs in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").

        SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization and amortization of all internal or external direct costs incurred during the application development stage.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        (K) GOODWILL
        ------------

        Goodwill arising from the acquisition of Desience, as discussed in Note 1 (B) - Business Combinations, is being amortized on a straight-line basis over 15 years. Amortization expense for the years ended September 30, 2001 and 2000 was $28,538 and $27,580, respectively.

        (L) REVENUE RECOGNITION
        -----------------------

        Kanakaris Wireless produces revenues from the sale of monthly non-refundable subscriptions to its website for movies and books and from advertising on the Company's website. Revenues are recognized as they are received for subscriptions and over the term of the advertising contract.

        Desience, a wholly-owned subsidiary of the Company, produces revenues from product sales of business furniture and modular consoles and incidental revenues for installation and freight. Product sale revenues and freight revenues are recognized when the product is shipped. Installation revenues are recognized as work is completed.

        (M) EARNINGS PER SHARE
        ----------------------

        Earnings (loss) per share is computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The assumed exercise of outstanding common share equivalents was not utilized in 2001 since the effect was anti-dilutive.

        (N) INCOME TAXES
        ----------------

        The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Any available deferred tax assets arising from net operating loss carryforwards have been offset by a deferred tax valuation allowance on the entire amount (See Note 13).

        (O) CONCENTRATION OF CREDIT RISK
        --------------------------------

        The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash and cash equivalents.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        (P) NEW ACCOUNTING PRONOUNCEMENTS
        ---------------------------------

        The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" ("SFAS No. 141") supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in SFAS No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS No. 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

        Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") supersedes APB Opinion 17 and related interpretations. SFAS No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned at the date of the business combination.

        SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

        Statement No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

        (Q) FAIR VALUE OF FINANCIAL INSTRUMENTS
        ---------------------------------------

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

        The carrying amount of the Company's financial instruments, including accounts receivable, notes and loans receivable, accounts payable, accrued liabilities, convertible debentures and amount due to the former Desience stockholder, approximates fair value due to the relatively short period to maturity for these instruments.

        (R) ADVERTISING COSTS
        ---------------------

        In accordance with the Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company are charged to operations.

        (S) STOCK OPTIONS
        -----------------

        In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations (See Note 8). The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123 (See Note 9).

        (T) COMPREHENSIVE INCOME (LOSS)
        -------------------------------

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income(Loss)," requires that total comprehensive income(loss) be reported in the financial statements. Total comprehensive income(loss) is presented on the consolidated statement of comprehensive income(loss).

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

NOTE 2 ACCOUNTS RECEIVABLE AND CONCENTRATIONS
---------------------------------------------

        Accounts receivable at September 30, 2001 and 2000 were $122,093 and $302,246, respectively, and are deemed fully collectable.

        At September 30, 2001 and 2000, approximately 79% and 27%, respectively, of accounts receivable were due from one customer.

NOTE 3 NOTES RECEIVABLE - SHAREHOLDERS AND RELATED PARTIES
----------------------------------------------------------

        The following is a summary of notes receivable at September 30, 2001 and 2000:

                                                                                            2001                 2000
                                                                                       ---------------     --------------
         Notes receivable - Shareholder, unsecured. Interest at 6.625% is payable beginning June 30, 1998 when all accrued interest will be due, then annually on each subsequent June 30. Principal payments are due beginning December 31, 1998 when one-fifth of the outstanding amount is due. Subsequent payments are due one-fifth each December 31 until
         February 26, 2002 when all outstanding principal and interest is due.         $       28,160      $      42,240

         Notes receivable - Shareholder, unsecured. Interest at 6.625% is payable beginning June 30, 1998 when all accrued interest will be due, then annually on each subsequent June 30. Principal payments are due beginning December 31, 1998 when one-fifth of the outstanding amount is due. Subsequent payments are due one-fifth each December 31 until
         February 26, 2002 when all outstanding principal and interest is due.                 24,960             37,440

         Notes receivable - Shareholder, unsecured. Interest at 6.625% is payable beginning June 30, 1998 when all accrued interest will be due, then annually on each subsequent June 30. Principal payments are due beginning December 31, 1998 when one-fifth of the outstanding amount is due. Subsequent payments are due one-fifth each December 31 until
         February 26, 2002 when all outstanding principal and interest is due.                 11,600             17,399

         Notes receivable - Shareholder, unsecured. Interest at 6.625% is payable beginning June 30, 1998 when all accrued interest will be due, then annually on each subsequent June 30. Principal payments are due beginning December 31, 1998 when one-fifth of the outstanding amount is due. Subsequent payments are due one-fifth each December 31 until
         February 26, 2002 when all outstanding principal and interest is due.                  7,840             11,760

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

         Note receivable - Shareholder, unsecured. Interest at 8%, principal and interest is payable in five annual installments of $38,250 beginning
         September 30, 1998.                                                           $       38,250      $      76,500

         Note receivable - Shareholder, secured by 7,112 shares of the
         Company's common stock held by the shareholder. Interest at 7% was payable in full in May 2001 when all accrued and outstanding interest
         was due. Principal payment was due in full in May 2001.                                    -            160,000
                                                                                       ---------------     --------------
         Total Notes Receivable                                                               110,810            345,339
         Less:  Current maturities                                                            110,810            249,529
                                                                                       ---------------     --------------

         TOTAL NOTES RECEIVABLE -
         ------------------------
         LESS CURRENT MATURITIES                                                       $            -      $      95,810
         -----------------------                                                       ===============     ==============

NOTE 4 NOTE AND LOAN RECEIVABLE
-------------------------------

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

        During the year ended September 30, 2000, the Company received $45,000 in payments from the former securities attorney and believed that the balance of the note, in the amount of $205,000, would be fully collectible under a new repayment agreement by March 2003. Therefore, the Company reinstated the note in the amount of $250,000 during the year ended September 30, 2000. The new monthly payments were originally scheduled to begin in January 2000 in the amount of $5,694.44 per month. This repayment schedule was subsequently revised on December 1, 2000, calling for payments in the amount of $6,000 per week. As of September 30, 2001 the Company had received payments aggregating $47,000 under the revised repayment schedule. At September 30, 2001, the Company's management deemed the balance due of $158,000 uncollectible and reserved the entire amount.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        On August 3, 2000, the Company executed a non-binding letter of intent relating to the acquisition of all of the outstanding shares of stock of PCS Link, Inc., a California Corporation dba Greenwood & Hall. The letter of intent provided, among other things, that the Company would issue 150,000 shares of restricted common stock to the sellers at the closing and would be obligated to issue an additional 100,000 shares of restricted common stock approximately one year later if certain performance criteria were met. In addition, the letter of intent provided that the Company would be required to provide Greenwood & Hall with working capital of $1,200,000 over the next twelve months, of which $300,000 had already been advanced.

        As of October 2000 the letter of intent effectively was cancelled and the Company was due $300,000 for the funds previously advanced. A dispute exists between the parties with regard to the period of time over which the loan may be repaid. The Company wants the loan to be repaid within one year, but Greenwood & Hall wants to repay the loan over a two year period. The Company and Greenwood & Hall have been in negotiations to resolve this dispute. As of September 30, 2001 and 2000, the Company accounted for such advances as a demand loan. The loan is collateralized by 25% of the outstanding common stock of Greenwood & Hall. The ability of the Company to recover these advances and the value of the loan's collateral is in doubt; therefore, a bad debt allowance for the entire amount of the loan $300,000 was recorded at September 30, 2001. If the dispute is not resolved in a timely manner, management intends to bring legal action against Greenwood & Hall.

NOTE 5 COMMITMENTS AND CONTINGENCIES
------------------------------------

        (A) LEASES
        ----------

        On October 8, 1998 the Company, as subtenant, entered into a sublease agreement with the then existing tenant of the Company's headquarters space commencing on October 15, 1998. The term of the sublease was through and including the end of the original term of the tenant's lease of the premises, which was August 20, 2000. The monthly rent on this sublease was $1,512 through August 20, 1999 at which time it increased to $1,579 a month until August 20, 2001. As of September 30, 2001, the Company occupies the same facilities under a month-to- month rental agreement at $1,579 per month. In addition, in April of 2001, the Company rented a second office in Aliso Viejo, California. The office was leased on a month-to-month basis through September 30, 2001. The monthly rent on this lease was approximately $8,500 per month. Rent expense for both offices for the years ended September 30, 2001 and 2000 was $94,263 and $23,420, respectively.

        (B) LEGAL ACTIONS
        -----------------

        On September 15, 1999, an individual filed a complaint against the Company and the executive who is the Chairman of the Board, President, and Chief Executive Officer of the Company in Los Angeles Superior Court

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        alleging breach of contract and fraud. The fraud claim was based primarily on alleged misrepresentation and concealment involving a consulting agreement between the Company and the individual. The individual alleged that he was entitled to certain stock options, of which 75% of the option price allegedly was already deemed paid in exchange for services allegedly rendered to the Company. The individual attempted to exercise the options for the purchase of a certain number of shares to which he claimed to be entitled pursuant to the agreement. The claims against the Company executive were dismissed. The case was submitted for mediation, and a hearing was held resulting in the Company and the individual entering into a Settlement Agreement and General Release on November 1, 2000 whereby the Company agreed to pay $24,000 to the individual and his attorney in three equal installments of $8,000. As of September 30, 2001, all payments had been made and the Company was awaiting an order from the court dismissing the case.

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

        The Illinois corporation and its affiliates countered by attempting to assert claims against the Company in a separate action in Utah. In the Utah action, the parties were challenging the Company's right to block their transfer of the stock at issue and attempting to recover for damage they claim to have suffered in the interim. The Utah action, however, was promptly stayed by that court in favor of the action pending in Illinois.

        The stock at issue was in the hands of the Company's transfer agent and a stock brokerage firm that clears the trades of introducing brokers. Both of these parties filed actions for interpleader, by which they were prepared to tender to the court the stock certificates to which the Company and the Illinois corporation each laid claim. In July 2000, that tender was effectuated, and the claims asserted by and against the transfer agent and brokerage firm were dismissed. The stock, therefore, was issued and was to remain issued in the name of the United States District Court until the dispute was resolved.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        On July 26, 2001, the parties involved entered into a Settlement Agreement and Mutual Release of Claims. Under that agreement, the Company agreed to release all of its claims and to direct the court to execute an assignment of the stock at issue and deliver the stock to Alpha Tech for reissuance to various designated parties in exchange for releases of all claims by parties adverse to the Company in the case and dismissal of the actions in Illinois and Utah. The disputed shares have been distributed pursuant to the agreement of the parties. On August 1, 2001, and August 22, 2001, the referenced action was dismissed by the courts in Illinois and Utah, respectively.

        Dataview Consoles, Inc., a California corporation dba Swanson Engineering & Manufacturing Company, commenced an action against the Company and the Company's subsidiary, Desience Corporation, in the Los Angeles Superior Court on February 14, 2001. The complaint alleged that the Company and Desience owed Dataview $104,601 under several invoices for equipment manufactured for Desience by Dataview in 1997. Concurrently with the filing of the complaint, Dataview filed an application for a right to attach order against the Company and Desience to secure repayment of the debt alleged in the complaint. Effective as of April 3, 2001, the parties to the dispute entered into a settlement agreement under which the Company and Desience paid Dataview $63,584 and agreed to pay Dataview an additional $42,000 in twelve monthly installments of $3,500 beginning May 1, 2001. The settlement agreement also provides that the Company will be entitled to file a request for dismissal after the Company has made all of the installments payments in accordance with the settlement agreement. The settlement agreement also provides that the Company and Desience, on the one hand, and Dataview and its related party, on the other hand, shall all retain the unrestricted right to market, sell, distribute and manufacture or have manufactured under their own respective names all of the data control consoled products that Dataview had been manufacturing for Desience. As of September 30, 2001, the Company has made $17,500 in payments.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        On March 8, 2001, Loudeye Technologies, Inc., commenced an action against the Company. The complaint alleged breach of contract for $44,107. The Company has certain defenses to this claim and intends to seek an out-of-court settlement of these claims. A formal answer has been filed to the Complaint.

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

        (C) LETTERS OF INTENT
        ---------------------

        On November 9, 1999, the Company signed a Memorandum of Understanding with Lain International ("Lain"). Lain will make available to the Company all Spanish language, Spanish dubbed and Spanish sub-titled films for which it has Internet distribution rights. The Company will create a KKRS web channel devoted exclusively to these titles. The Company will maintain web visit status, accounting, and will pay Lain royalties on at least a quarterly basis, in an amount of 50% of the gross share of advertising, subscription and pay-per-view fees for the channel devoted to Lain films, minus 50% of encoding, bandwidth and advertising charges. As of September 30, 2001 and 2000, both parties were meeting their obligations under this memorandum of understanding. For the year ended September 30, 2001 and 2000, approximately $1,100 and $10,000, respectively, was paid and charged to operations under this agreement.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        (D) LICENSE AGREEMENT
        ---------------------

        On February 18, 1999, the Company entered into a License Agreement ("Agreement") with ION Systems, Inc. ("ION"), a Missouri corporation. The Agreement is through December 31, 2004, and thereafter will be renewable automatically for additional renewal terms of five years each, ending on December 31 of each fifth year. Under the terms of the Agreement, as amended to date, ION grants to the Company a license to use its products, the E*Web (R) and the X*Maker (R) computer software enabling the secure downloading and viewing of websites, for or in connection with the Company's websites. The two parties agreed that the software may be used solely for the publishing, displaying, promoting, marketing, offering and selling for a fee of certain specified book categories as well as of products or services listed in the books published. The aforementioned activities are meant to be offered directly to customers and end users using the facilities of a website. No geographic or territorial restrictions apply to the use of the software. The agreed fee for each book conversion performed by ION will be $100, and the royalties for each book sale and product sale shall be 12% and 5% respectively, of the gross revenue. Furthermore, ION shall have the right to buy 5,000 shares of the Company's common stock at a price of $6.00 per share at any time between June 1, 1999 and December 31, 2005, 8,750 shares at $.20 until May 1, 2003, and 4,375 shares at
        $25.90 until May 1, 2003.

        In addition, on May 23, 2000, the Company agreed to pay ION $55,000 for software which will provide for the sale of electronic books on line. As of June 30, 2000, the required payment under this agreement was paid and charged to cost of sales account. As of September 30, 2001, the Company has completed its dealings with ION.

        (E) SERVICE AGREEMENTS
        ----------------------

        In June 2000, the Company entered into a one-year agreement with the Fortino Group, Inc. Based upon the terms of the contract, the Fortino Group agreed to provide media relations services in connection with the marketing and promotion of the Company's business, products and/or services. The Company agreed to pay approximately $300,000 for these services. As of September 30, 2000, $108,706 of this amount had been paid and charged to operations. During the year ended September 30, 2001, the Company received $75,000 of invoices for these services. However, the Company has disputed them due to a lack of performance and has not recorded the liability for such invoices at September 30, 2001.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        On May 3, 2001, the Company entered into a service agreement with Collectible Concepts, a publicly traded corporation. The Company performed various technological services in exchange for $92,000 in the form of Collectible Concepts restricted stock valued at the closing price of $.023 per share on May 3, 2001, amounting to 4,000,000 shares. As of September 30, 2001 the stock was valued at $.011 per share and the Company recorded an unrealized loss on investment of $48,000. This amount is included in the Company's statement of comprehensive loss.

        (F) INTERNET DATA CENTER SERVICES AGREEMENTS
        --------------------------------------------

        Effective August 9, 1999, the Company entered into an agreement with Microsoft Corporation whereby Microsoft agreed to promote certain of the Company's web sites in consideration for the Company's promotion of specified Microsoft (R) Windows Media Technology (TM) on the Company's web sites through December 30, 2001. No expense or income has been recorded by the Company for the years ended September 30, 2001 and 2000 relating to this agreement because under APB No. 29, "Accounting For Non-monetary Transactions," the fair values of such web site promotions are not determinable within reasonable limits.

        On November 17, 1999, and effective December 7, 1999, the Company entered into an agreement with Microsoft Corporation. Microsoft is assisting the Company with the development of an audio/video enhanced website which delivers timely and relevant audiovisual content using Windows Media Technologies in a broadband network infrastructure.

        On March 6, 2000, the Company entered into a Jumpstart Program Agreement with Microsoft whereby Microsoft will assist the Company with the development of an audio/video enhanced website which delivers timely and relevant audiovisual content. No expense or income has been recorded by the Company relating to this agreement because under APB No. 29, "Accounting for Non-monetary Transactions," the fair values of such website promotions are not determinable within reasonable limits.

        On April 20, 2000, the Company entered into a distribution agreement with John Clark for the Internet distribution rights to his book "Dead Angel," which book pertains to Clark's relationship to Jerry Garcia. Kanakaris paid $7,000 to support completion of the book and $6,000 in expenses for promotional interviews with Cliff Garcia and others as well as a promotional party that was webcast on the Kanakaris website and made into a videotape. In consideration of this, Clark agreed to pay to the Company in perpetuity a 50% royalty on the gross sales of the book on the Internet and to pay to the Company 50% of all royalties generated for two years by the book, interview and party video, as well as all other ancillary rights. All royalties received from this agreement are included in Internet revenue.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        In May 2000, the Company entered into an agreement with Meiselman-Rede Media Group ("MRMG"). Based upon the terms of the agreement, the Company paid MRMG $100,000 in exchange for the future Internet distribution rights to the first sixteen two-minute duration episodes of a project known as "Paris Falls." Through September 30, 2001 the Company received eight of the episodes. Meiselman-Rede filed for bankruptcy and therefore, the Company does not expect to receive the remaining eight episodes. As of September 30, 2001, the Company wrote off the remaining prepaid amount of $50,000 to cost of sales.

        Under the terms of a second agreement with MRMG, the Company paid $100,000 in May 2000 for the exclusive Internet distribution rights to a film known as "LA River Story" and the right to receive 50% of the sums actually received by MRMG from the exploitation of this film in all types of media. Through September 30, 2001, the Company and MRMG were still in the process of editing this film. However, because of MRMG's filing of bankruptcy, the Company does not expect this project to materialize. All amounts paid were charged to operations.

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

        (G) INVESTOR RELATIONS
        ----------------------

        On September 20, 2000, the Company entered into an investor relations program with WallStreetWebcast.Com. The program is designed to introduce the Company's concept to investment professionals. As of September 30, 2001 and 2000, $30,000 and $12,500 had been paid and charged to operations, respectively.

        (H) CONSULTING
        --------------

         (i) On September 26, 2000, the Company entered into a consulting agreement with an individual to provide financial advisory services. The consultant will be used for general business matters with a goal to furthering the Company's business strategies. The term of the agreement is for twelve months from the effective date of the agreement.

                 In consideration for services to be rendered, the Company issued 25,000 non-qualified stock options which vested immediately upon the execution of the consulting agreement. The options were to expire 5 years from the effective date of the option agreement. The initial exercise price of the option was equal to the lesser of (i) $14.60 and (ii) the average of the lowest three trading prices during the twenty trading days immediately prior to the exercise of the options, discounted by 35% (See Notes 10 and 16(F)).

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

         (ii) On June 7, 2001, the Company entered into a one year consulting agreement. Based upon the terms of the agreement, the Company granted 50,000 shares of the Company's common stock valued at $165,000 plus warrants to purchase 100,000 shares of the Company's common stock a an exercise price of $2.00 per share. The exercise price was subsequently decreased to $1.00 per share. As of September 30, 2001, the consultant had exercised all warrants. The first 25,000 shares were purchased at an exercise price of $2.00 per share. The remaining 75,000 shares were purchased at an exercise price of $1.00 per share.

         (iii) On September 4, 2001, the Company entered into a one year consulting agreement with an individual who is affiliated with Alliance Equities, Inc. (See Note 6). Based upon the terms of the agreement, the Company will receive consulting services relating to management, strategic planning and marketing in connection with its business in exchange for 244,445 shares of the Company's common stock plus warrants to purchase 200,000 shares of the Company's common stock with an exercise price at $1.00 per share that expire on September 30, 2001. At September 30, 2001, 75,000 warrants were exercised and the Company received $68,500 and $6,500 was recorded as a consulting expense. The remaining 125,000 warrants expired and were no exercised. There was no charge to operations for the year ended September 30, 2001 to reflect the fair value of the warrants as computed under SFAS No. 12 using the Black-Scholes Model because the amount was determined to be immaterial.

(I) ADVERTISING AGREEMENT
-------------------------

On November 14, 2000, the Company entered into an advertising agreement with eConnect, a publicly traded corporation. The terms of the agreement granted eConnect the exclusive ability to place banner advertisements with hyperlinks o the home pages of CinemaPop.com and WordPop.com, the Company's web sites for movies and books. The Company also sent one e-mail message per month to its subscriber and web partner base with a message provided by eConnect which included information about eCash pads in trade magazine advertisements. Additionally, the Company provided the eConnect website with access to several video feature films so that it would demonstrate the eCash pad ordering system with a link.

The term of this agreement was for six months, with one six-month renewal option which was not exercised. In consideration for the services the Company rendered under this agreement, the Company was paid $1,000,000 (which was included in net sales) in the form of eConnect restricted stock valued at the closing price of $1.25 per share on November 14, 2000, amounting to 800,000 shares. As of September 30, 2001, the stock was valued at $.025 per share and the Company recorded a realized loss on impairment of investments in marketable securities of $980,000. This amount is included in the Company's statement of operations.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

NOTE 6 REVOLVING LINE OF CREDIT
-------------------------------

        On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement ("the Agreement") with Alliance Equities, Inc. ("Alliance"), a Florida-based venture capital firm. Under the terms of the Agreement, as amended to date, Alliance will make available through December 30, 2003, a $7,000,000 revolving line of credit with interest on the unpaid principal at 10% per annum. Under the terms of the Agreement, the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to the Lender. Additionally the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. Furthermore, in a separate Memorandum of Agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of stock or credit towards the purchase of stock. See Note 12(A) for issuance of convertible debt to Alliance. As of September 30, 2001, no amounts were outstanding under this line of credit and the Company had issued to Alliance 80,000 shares of the Company's common stock valued at approximately $554,400 for consulting services.

NOTE 7 COMMON STOCK AND PREFERRED STOCK
---------------------------------------

        The Company's Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock. The 1,000,000 shares of preferred stock issued in connection with the Big Tex business combination discussed in Note 1 (B) are convertible to common stock at an initial conversion rate of one share of common stock per share of Class A convertible preferred stock. Initially, each share of preferred stock was entitled to, among other things, three non-cumulative votes per share on all matters presented to the Company's stockholders for action.

        At a special meeting of the Company's stockholders held on May 24, 2000, the holders of the Company's preferred stock and common stock agreed to amend the Company's Articles of Incorporation so that the voting rights of the preferred stock were increased from 3 votes per share to twenty votes per share. As a result of this increase in voting rights, the Chairman of the Board, who is President and Chief Executive Officer, became entitled to exercise voting control over the Company.

        At a special meeting of the Company's stockholders held on March 14, 2001, the holders of preferred stock and common stock agreed to amend the Company's articles of incorporation so that the voting rights of the preferred stock were increased from twenty non-cumulative votes per share, voting together with the common stock on all matters on which the holders of common stock are entitled to vote, to 100 non-cumulative votes per share on such matters. This amendment was filed on May 2, 2001.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        with the Nevada Secretary of State. As a result of this increase in voting rights, the Chairman of the Board, who is President and Chief Executive Officer, became entitled to exercise voting control over the Company.

        On May 2, 2001, the Company filed an amendment to its articles of incorporation that increased the number of shares of common stock authorized from 100,000,000 shares to 250,000,000 shares.

        See Note 16(A) for subsequent common stock disclosure.

NOTE 8 PRIVATE PLACEMENTS
-------------------------

        During the years ended September 30, 2001 and 2000, the Company completed private placements wherein it sold to investors an aggregate of 140,834 and 30,800 common shares for cash of $243,500 and $303,251, respectively. Additionally, during 2001 and 2000 the Company issued common stock in lieu of compensation and for outside services.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

NOTE 9 STOCK INCENTIVE PLANS AND EMPLOYEE STOCK OPTIONS
-------------------------------------------------------

        During the year ended September 30, 2000, the Board of Directors terminated the Company's 1999 stock incentive plan which had been adopted on July 9, 1999. In connection with this termination, the 117,500 options granted under this plan were cancelled.

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

        The Plan authorizes the issuance of options to purchase up to an aggregate of 150,000 shares of the Company's common stock. Incentive stock options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date the option is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an incentive stock option granted to an optionee who owns more than 10% of the total voting securities of the Company on the date of grant, such exercise price shall not be less than 110% of fair market value on the date of grant, and the option period may not exceed five years. Non-qualified stock options granted under the Plan must have an exercise price of not less than 85% of fair market value of the common stock on the date the option is granted. Options may be exercised during a period of time fixed by the committee that administers the Plan, except that no option may be exercised more than 10 years after the date of grant.

        Effective March 14, 2001, the Company's board of directors approved a motion to cancel 126,875 options previously granted to various officers, directors and employees, with the consent of those officers, directors and employees.

        For financial statement disclosure purposes, the fair market value of each stock option granted during the year ended September 30, 2000 was estimated on the date of grant using the Black-Scholes Model in accordance with FASB No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.75%, volatility of 87% and expected term of three years. There were no options granted or exercised under this Plan during the year ended September 30, 2001.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for options issued to employees, officers and directors under the plans for the years ended September 30, 2001 and 2000. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value basis at the grant dates for awards under the plans, consistent with Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's net loss for the years ended September 30, 2001 and 2000 would have been increased to the pro-forma amounts indicated below.

                                                  2001                 2000
                                            ----------------     ---------------

Net loss                As reported         $    (9,224,059)     $  (12,976,706)

                         Pro forma          $    (9,224,059)     $  (15,725,139)
Net loss per
share (basic and
diluted)                As reported         $         (3.27)     $        (8.69)
                         Pro forma          $         (3.27)     $       (10.53)

        The effect of applying SFAS No. 123 is not likely to be representative of the effects on reported net loss for future years due to, among other things, the effects of vesting.

        A summary of options held by employees, officers and directors under the Company's stock option plan as of September 30, 2001 and changes during the year ended September 30, 2001, is presented below:

                                                                    Weighted
                                                                    Average
                                             Number of              Exercise
                                              Options                Price
                                           -------------         -------------
Stock Options
-------------
  Balance at beginning of period                145,625          $      14.60
  Cancelled                                    (126,875)         $      14.40
  Granted                                             -                     -
  Exercised                                           -                     -
  Forfeited                                           -                     -
                                           -------------         -------------
  Balance at end of period                       18,750          $      14.20
                                           =============         =============
Options exercisable at end of period             18,750          $      14.20
                                           =============         =============
Weighted average fair value of options
 granted during the period                                       $          -
                                                                 =============

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

The following table summarizes information about stock options issued under the Company's stock option plan to employees, officers and directors and outstanding at September 30, 2001:

                              Options Outstanding                                               Options Exercisable
     ------------------------------------------------------------------------------   ---------------------------------------
                              Number              Weighted                                  Number
                            Outstanding            Average             Weighted           Exercisable             Weighted
        Range of                at                Remaining             Average               at                  Average
        Exercise             September           Contractual           Exercise            September              Exercise
          Price              30, 2001              l Life                Price             30, 2001                Price
     ---------------    -------------------   -----------------     ---------------   -------------------      --------------
     $        14.20               18,750        9 Years           $        14.20               18,750       $       14.20
     ===============    ===================                         ===============   ===================      ==============

NOTE 10 COMMON STOCK OPTIONS ISSUED FOR CONSULTING AND OTHER SERVICES
---------------------------------------------------------------------

        The Company issued 15,000 common stock options on December 31, 1999, at an exercise price of $10.40 per share as consideration for consulting services. The fair market value of the options, aggregating $91,351, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 5.75%, expected option life 3 years. The $91,351 was charged to consulting expense at the grant date (See Note 8).

        The Company issued 12,500 common stock options on January 12, 2000, at an exercise price of $5.00 per share as consideration for consulting services. The fair market value of the options, aggregating $322,268, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 5.75%, expected option life 3 years. The $322,268 was charged to consulting expense at the grant date (See Note
        8).

        The Company issued 16,500 common stock options on January 13, 2000, at an exercise price of $26.20 per share as consideration for consulting services. The fair market value of the options, aggregating $287,294, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 5.75%, expected option life 3 years. The $287,294 was charged to consulting expense at the grant date (See Note
        8).

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        The Company issued 4,375 common stock options on May 4, 2000, at an exercise price of $25.90 per share as consideration for consulting services. The fair market value of the options, aggregating $59,709, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 5.75%, expected option life 3 years. The $59,709 was charged to consulting expense at the grant date. This stock option was granted under the 2000 stock option plan and is included in the calculations in Note 9. The Company issued 25,000 common stock warrants on September 26, 2000, at an exercise price of $14.60 per share as consideration for consulting services. The fair market value of the options aggregating $125,407, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 6.00%, expected option life 3 year. The $125,407 was recorded as a prepaid expense at the grant date (See Note 5(H(i)).

        The Company issued 75,000 common stock warrants on June 7, 2001, at an initial exercise price of $2.00 per share as consideration under a consulting agreement. The exercise price was subsequently adjusted to $1.00 per share. The fair market value of the options aggregating $189,502 was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 130%, risk-free interest rate 4.25%, expected option life 1 year. The $189,502 was charged to consulting expense at the grant date (See Note 5(H(ii)).

        In addition, the Company issued 25,000 common stock warrants on June 7, 2001, at an exercise price of $2.00 per share as additional consideration under the same consulting agreement. The fair market value of the options aggregating $51,149 was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 130%, risk-free interest rate 4.25%, expected option life 1 year. The $51,149 was charged to consulting expense at the grant date (See Note 5(H(ii)).

NOTE 11 COMMON STOCK RESALE REGISTRATIONS
-----------------------------------------

        In January 2000, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 whereby 89,167 shares of the Company's common stock underlying convertible debentures described in Note 12 were registered for resale by various investors.

        In March 2000, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 whereby 128,403 shares of the Company's common stock underlying convertible debentures and warrants issued in 1999 and described in Note 12(B) were registered for resale by the holders of the debentures and warrants.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        In July 2000, the Securities and Exchange Commission declared effective a registration statement on Form SB-2 whereby 761,595 shares of the Company's common stock underlying portions of the convertible debentures and warrants issued in 2000 and described in Notes 12(B) and (C) and were registered for resale by the holders of the debentures and warrants. In addition, the 43,334 shares registered in January 2000 and 64,661 of the shares registered in March 2000 were covered by the prospectus included in this registration statement.

        In a series of SB-2 registration statements, the Company registered underlying common stock required to be issued upon the conversion of the related convertible debentures and warrants. (See Note 12).

        As described in Note 16(B), the Company is obligated to register for resale shares of common stock that are issuable in connection with its 2002 debenture offering.

NOTE 12 CONVERTIBLE DEBT
------------------------

        (A) ALLIANCE EQUITIES
        ---------------------

        In order to provide working capital and financing for the Company's expansion, on August 5, 1999 the Company entered into an agreement with Alliance Equities ("the Purchaser") whereby the Purchaser acquired $520,000 of the Company's 10% Convertible Subordinated Debentures, due August 4, 2000.

        The Purchaser converted the debenture and accrued interest to common stock during the year ended September 30, 2000 at a conversion price of $12.00 per share.

        The debenture contained a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price would be adjusted as stipulated in the agreement. Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to $130,000 in 1999. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance (See Note 11).

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        (B) ADDITIONAL DEBENTURE INVESTORS
        ----------------------------------

        In order to provide working capital and financing for the Company's expansion, on various dates during 1999 and 2000 the Company entered into several agreements with four accredited investors the ("Purchaser") whereby the Purchaser acquired $550,000, $1,000,000 and $4,500,000 of the Company's 10% Convertible Debentures, due September 29, 2000, February 1, 2001 and May 1, 2001, respectively.

        The Purchaser converted portions of the 2000 debentures and accrued interest at various times. The initial conversion price was equal to the lesser of $19.40 and 66.66% of the average closing bid price during the twenty trading days immediately preceding the conversion dates.

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

        Upon the issuance of the first $650,000 of convertible debentures, the Purchasers received five-year term warrants to purchase 0.15 shares of the Company's common stock for each $1.00 invested or which may have been invested in the two $650,000 tranches of convertible debentures. The initial exercise price of the warrants was equal to the lesser of
        (i) $2.50 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately preceding the exercise date. For all debentures issued in January and March 2001, interest is 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers.

        The debentures are immediately convertible into shares of the Company's common stock. The initial conversion price for the January and March 2001 debentures was equal to the lesser of (i) $3.00 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately prior to the conversion date, discounted by 37.5%.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        As of April 30, 2001, $1,848,500 of the original $4,500,000 principal balance of 10% Convertible Debentures due May 1, 2001 remained outstanding. As of April 30, 2001, the Company entered into an agreement with the holders of these debentures to extend the due date of these debentures to May 1, 2002. In consideration for the extension, the Company granted to the holders warrants to purchase up to an aggregate of 67,500 shares of common stock at an initial exercise price equal to the lesser of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding the grant of the warrants, discounted by 33.34%, and the average of the lowest three intraday trading prices of a share of common stock during the twenty trading days immediately preceding exercise of the warrants.

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

        The debentures initially were convertible into shares of common stock at the lesser of $2.00 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the twenty trading days immediately preceding conversion.

        Upon the issuance of the June 2001 debentures, the Purchasers received five-year term warrants to purchase 0.15 shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants was equal to the lesser of $1.17 and the average of the lowest three intraday trading prices of a share of common stock during the twenty trading days immediately preceding exercise.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which amounted to approximately $996,000 and $2,977,500 in 2001 and 2000, respectively. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

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

        As of June 29, 2001, the Company entered into a letter agreement with certain of its debenture investors, which letter agreement which provided various anti-dilution adjustments to the debentures and warrants issued in the April 2000, January 2001 and March 2001 debenture offerings. These adjustments were made partly in lieu of other adjustments that would have been imposed under the terms of the April 2000, January 2001 and March 2001 debenture offering documents. As a result of these adjustments, the conversion prices for the debentures held by these entities and issued in the April 2000, January 2001 and March 2001 offerings were reduced to the lesser of (i) $2.00 per share, and (ii) 50% of the average of the three lowest intraday trading prices of a share of our common stock for the twenty trading days immediately preceding the conversion of the debentures. In addition, the exercise prices of the warrants issued in connection with the April 2000, January 2001 and March 2001 offerings were reduced to the lesser of (i) $1.17 per share, and (ii) the average of the three lowest intraday trading prices of a share of our common stock for the twenty trading days immediately preceding the exercise of the warrants.

        The debentures contain a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price shall be adjusted as stipulated in the agreement.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        During the year ended September 30, 2001, the Company issued an aggregate of 1,552,514 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $3,090,672 of principal plus related interest on the Company's convertible debentures (See Note 11).

        As of September 30, 2001, the Company was indebted for an aggregate of $2,756,500 on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

        As of September 30, 2001 and 2000, the Company was indebted for $2,218,500 and $2,470,000 respectively, on these convertible debentures (See Notes 16(B) and 16(F)).

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

        The Purchaser has converted portions of the 2001 and 2000 debentures and accrued interest at various times. The initial conversion price was equal to the lesser of $19.40 and 66.66% of the average closing bid price during the twenty trading days immediately preceding the conversion dates (see note 11).

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

        As of September 30, 2001 and 2000, the Company was indebted for $70,000 and $1,250,000 respectively, on these convertible debentures to Bank Insinger.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

NOTE 13 INCOME TAXES
--------------------

        The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended September 30, 2001 and 2000 (computed by applying the Federal corporate tax rate of 34 percent to loss before taxes) as follows:
                                                  2001                2000
                                             ---------------    ---------------
        Computed "expected" tax (benefit)    $   (1,966,000)    $   (2,824,000)
        Change in valuation allowance             1,966,000          2,824,000
                                             ---------------    ---------------
                                             $            -     $            -
                                             ===============    ===============

        As discussed in Note 1(M), the tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2001 and 2000 are as follows:

                                                   2001               2000
                                             ---------------    ---------------
        Deferred tax assets:

        Net operating loss carryforward      $    5,665,000     $    3,699,000
                                             ---------------    ---------------
        Total gross deferred tax assets           5,665,000          3,699,000
        Less valuation allowance                 (5,665,000)        (3,699,000)
                                             ---------------    ---------------
                                             $            -     $            -
                                             ===============    ===============

        At October 1, 2000, the valuation allowance was approximately $3,699,000. The net change in the valuation allowance during the year ended September 30, 2001 was an increase of approximately $1,966,000. As of September 30, 2001, the Company has net operating loss carryforwards in the aggregate of approximately $16,501,000 which expire in various years through 2021.

NOTE 14 SEGMENT INFORMATION
---------------------------

        As discussed in Note 1(A), the Company's operations are classified into two reportable business segments: Kanakaris Wireless which supplies Internet products for electronic commerce and Desience Corporation which designs and installs modular consoles primarily for various business and government agencies. Both of the Company's business segments have their headquarters and major operating facilities located in the United States. The principal markets for the Company's products are in the United States. There were no intersegment sales or purchases. Financial information by business segment is summarized as follows:

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

                                   Internet       Modular
            2001                   Commerce       Consoles        Total
------------------------------   ------------   ------------  -------------

Revenues                         $ 1,186,681    $   513,136   $ 1,699,817
Segment profit (loss)             (9,251,149)        27,090    (9,224,059)
Total assets                       1,135,953         34,771     1,170,724
Additions to long-lived assets        49,221              -        49,221
Depreciation and amortization        146,682            249       146,931

                                   Internet       Modular
            2000                   Commerce       Consoles        Total
------------------------------   ------------   ------------  -------------

Revenues                         $     22,594    $    591,244   $    613,838
Segment profit (loss)             (13,012,736)         36,030    (12,976,706)
Total assets                        2,384,966         103,235      2,488,201
Additions to long-lived assets        503,636           1,254        504,890
Depreciation and amortization          63,004           3,087         66,091

NOTE 15 RELATED PARTY TRANSACTIONS
----------------------------------

        During the year ended September 30, 2001, the Company issued 611,130 shares of its common stock to officers, directors, accountants and related party consultants, having an aggregate fair market value of $1,935,250.

NOTE 16 SUBSEQUENT EVENTS
-------------------------

        (A) REVERSE STOCK SPLIT
        -----------------------

        On November 8, 2001, the Board of Directors and a majority of the voting power of the Company's stockholders approved an amendment to the Restated Articles of Incorporation to reflect a one-for-twenty reverse split of the issued and outstanding shares of common stock which has been retroactively reflected in the accompanying financial statements. All shares and per shares amounts have been restated to reflect the one-for-twenty reverse split. The Amendment became effective upon its filing with the Nevada Secretary of State on December 7, 2001.

        (B) CONVERTIBLE DEBENTURES
        --------------------------

        In January 2002, the Company issued to Bank Insinger de Beaufort Safe Custody NV an aggregate of $200,000 of the Company's 12% Convertible Debentures due January 9, 2003, which were accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock. The net proceeds of the offering, after payment of some related expenses, were $165,500.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        Bank Insinger may, at its option, purchase an additional $200,000 of the Company's 12% convertible debentures and warrants to purchase up to 600,000 shares of common stock within thirty days after the effective date of a registration statement that the Company is required to file on behalf of Bank Insinger within thirty days after the issuance of the initial $200,000 of debentures. The debentures and warrants are immediately convertible into or exercisable for shares of common stock at an initial per share price equal to the lesser of $.055 and the average of the lowest three intraday trading prices during the twenty trading days immediately preceding a conversion or exercise.

        (C) LETTERS OF INTENT
        ---------------------

        (i) Aircraft Systems Engineering & Certification, Inc.
        ------------------------------------------------------

        On November 5, 2001, the Company entered into a letter of intent with Aircraft Systems Engineering & Certification, Inc. ("Seller") to purchase all of the common stock of the Seller on a closing date which has yet to be determined.

        Under the terms of the letter, the Company will acquire these shares with cash, issuance of unsecured promissory notes and the issuance of the Company's common stock. Furthermore, upon the eighteen-month anniversary of the closing, the Seller shall receive common stock warrants to purchase additional Company shares.

        When a closing date has been established, the Company shall make a contribution of capital for a mutually agreed upon use of proceeds. Also, on the six-month anniversary of the closing date, the Company will make a second contribution of capital for a mutually agreed upon use of proceeds.

        At the closing, the Company shall assume certain indebtedness of the Seller to the extent specifically identified in the definitive agreement.

        Following the acquisition, the seller shall be entitled to designate up to two seats on the Board of Directors of the Company and the Company shall be entitled to designate one seat on the Board of Directors of the Seller.

        As of the date of this report, the transaction has not closed.

        (ii) Stovact, Inc.
        ------------------

        On November 5, 2001, the Company entered into a letter of intent with Stovact, Inc. ("Seller") to purchase all of the assets of the Seller on a closing date which has yet to be determined.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        Under the terms of the letter, the Company will acquire these assets with cash when a closing date is established. The Company shall advance an additional cash payment at the six-month anniversary from the closing date.

        At the closing, the Company shall permit the business (post-acquisition) to assume certain trade indebtedness previously incurred by the Seller and mutually agreed upon between the parties. Furthermore, upon the eighteen-month anniversary of the closing, the Seller shall receive common stock warrants to purchase Company shares, based upon a formula mutually acceptable to both parties as specifically identified in the definitive agreement.

        Following the acquisition, the Seller shall be entitled to designate up to two seats on the Board of Directors of the Company and the Company shall be entitled to designate one seat on the Board of Directors of the Seller.

        As of the date of this report, the transaction has not closed.

        (D) SERVICE AGREEMENT
        ---------------------

        On October 9, 2001, the Company entered into a service agreement with Mind Pointe, Inc. Based upon the terms of the contract, Mind Pointe, Inc. will provide web hosting, development services, and programming and design assistance for the Company's website. The Company will pay approximately $17,000 each month for these services.

        On November 5, 2001, the Company entered into a consulting agreement to obtain assistance in entering and developing international markets. The cost is $185,000 for three months from December 1, 2001 through March 1, 2002.

        (E) STOCK ISSUANCES
        -------------------

        During October 2001 and November 2001, the Company issued an aggregate of 897,966 shares of common stock having a fair value of $173,955 to various debenture investors representing the conversion of principal and interest.

        On October 2, 2001, the Company issued 125,000 shares of common stock to a consultant upon the exercise of a common stock purchase warrant issued in connection with a consulting agreement. The Company received approximately $35,000 as consideration. This amount reflects a repricing adjustment of the exercise price for the warrants.

        On October 17, 2001, the Company issued 180,000 shares of common stock having a fair value of $136,800 to Company personnel for services provided between October 1, 2001 and December 31, 2001.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        On October 26, 2001, and November 29, 2001, the Company entered into separate consulting agreements to obtain assistance in strategic planning and acquisitions. The terms of the agreements are for six months and twelve months, respectively. Based upon the terms of the agreements the Company issued 1,583,442 shares of the its common stock having a fair value of $447,001 for consulting services. In addition, the Company provided the consultant the option to purchase 156,250 shares of common stock at an exercise price of $.80 per share, and 425,000 shares at an exercise price of $.40 per share, respectively. As of the date of this report, all of the shares were issued to the consultant and the Company received approximately $221,000 upon the exercise of the warrants. This amount reflects a repricing adjustment of the exercise price for the warrants.

        On November 28, 2001, pursuant to a consulting agreement, the Company issued 303,572 shares of common stock to a consultant having a fair value of approximately $85,000.

        On December 3, 2001, the Company entered into a settlement agreement with a former officer in satisfaction of certain claims, whereby 125,000 shares of common stock, 62,500 of which shares have registration rights, were issued having a fair value of $37,500.

        (F) ADJUSTMENTS TO OUTSTANDING SECURITIES
        -----------------------------------------

        In January 2002, the Company entered into an agreement with Bank Insinger de Beaufort Safe Custody NV, Bristol Investment Fund, Ltd., Bristol Capital, LLC, and Paul Kessler, who is a principal of Bristol Capital, LLC. Under the agreement, the conversion price of the 10% Convertible Debenture due May 1, 2002 that Bank Insinger purchased in the Company's April 2000 offering was amended to be the lesser of $.055 and the average of the lowest three intraday trading prices during the twenty trading days immediately preceding a conversion. In addition, the exercise prices of the warrants issued to Bank Insinger in the February 2000, April 2000 and May 2001 offerings, the warrants issued to Bristol Investment Fund in the January 2001 offering, the warrants issued to Bank Insinger in the April 2000 offering that were transferred to Bristol Capital, and the option issued to Paul Kessler pursuant to a consulting agreement dated as of September 26, 2000 were amended so that the exercise prices are equal to the lowest three intraday trading prices during the twenty trading days immediately preceding an exercise. The expiration dates of each of the warrants and options described in the preceding sentence were extended so that each is exercisable until the seventh anniversary of its issuance.

NOTE 17 LIQUIDITY
-----------------

        During the year ended September 30, 2001 the Company incurred a negative cash flow from operating activities of $2,569,400 and at September 30, 2001 had a working capital deficiency of $3,542,822 and an accumulated deficit of $30,565,000. As of that date, the Company had $51,000 in cash, $122,000 in accounts receivable - net, and $111,000 in notes receivable from stockholders and related parties. The Company had accounts payable and accrued expenses of $1,087,000 and outstanding convertible debentures of $2,757,000, including convertible debentures issued prior to the beginning of fiscal year 2001. To the extent convertible debentures the Company has issued are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        The Company has a $7,000,000 revolving line of credit from Alliance Equities which can be drawn upon by the Company for up to $500,000 per month (See Note 6). In January 2002, the Company issued an aggregate of $200,000 of the Company's 12% Convertible Debentures due January 9, 2003 (See Note 16(B)). The investor may, at its option, purchase an additional $200,000 of the Company's 12% convertible debentures within thirty days after the effective date of a registration statement that the Company is required to file on behalf of the investor within thirty days after the issuance of the initial $200,000 of debentures. However, the investor is not committed to purchase the additional debentures, and the Company believes that its continued operations could be dependent on securing additional sources of liquidity through debt and/or equity financing.

        The Company has been working toward identifying and obtaining new sources of funding. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, the Company's current debenture financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of the Company's assets in favor of a debenture investor, all of which provisions will restrict the Company's ability to obtain debt and/or equity financing.

        If adequate funds are not available, the Company may be required to delay, scale back or eliminate portions of its operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of the Company's proprietary technology and other important assets and could also adversely affect the Company's ability to fund its continued operations and its product and service development efforts that historically have contributed significantly to its competitiveness.

        In an effort to increase sales related to the Company's wireless business, the Company is implementing an enhanced marketing and sales strategy. For example, the Company is selling advertising sponsorships to its AK.TV 24-hour streaming Internet television channel. The Company also is completing research and development of additional attributes to its CinemaWEAR(TM) technology with the goal of launching an interactive personal meeting site within the AK.TV interactive channel.

        Also, the Company is enhancing its efforts to obtain online user registration for movie viewing on AK.TV, soliciting monthly subscriptions to and pay-per-view sales of movie viewing on AK.TV, introducing revenue-sharing web partner programs and improving tracking of the Company's market share. The Company believes that if it is successful in implementing the above business strategies, the Company will generate increased revenues from its wireless content and technology business segment.

        In an effort to increase sales of the Company's data control console products by increasing the Company's production capacity for its Desience Division OPCON Modular System, the Company reached agreement with two established manufacturers to provide for the Company's original equipment manufacturing production needs. In addition, the Company launched a marketing campaign that includes high-impact sales literature and a cutting-edge web site at www.desience.com. The Company believes that if it successful in implementing its business strategies for its modular consoles segment, the Company will generate increased revenues from this segment.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2002                KANAKARIS WIRELESS

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

        SIGNATURE                          TITLE                           DATE
        ---------                          -----                           ----
/S/ ALEX F. KANAKARIS              Chairman of the Board,            January 14, 2002
----------------------------       President, Chief Executive
Alex F. Kanakaris                  Officer, and Director
                                   (Principal Executive
                                   Officer)

/S/ BRANCH LOTSPEICH               Vice Chairman of the Board,       January 14, 2002
----------------------------       Vice President, Secretary
Branch Lotspeich                   and Director

/S/ DAVID THOMAS SHOMAKER          Acting Chief Financial            January 14, 2002
----------------------------       Officer (Principal Financial
David Thomas Shomaker              Officer)

/S/ JOHN ROBERT MCKAY              Webmaster and Director            January 14, 2002
----------------------------
John Robert McKay

                                   Director                          January 14, 2002
----------------------------
Patrick McKenna

/S/ VAN HOLSTER                    Director                          January 14, 2002
----------------------------
Van Holster

                                   Director                          January 14, 2002
----------------------------
Jeff Hall

/S/ ROSE FORBES                    Director                          January 14, 2002
----------------------------
Rose Forbes

/S/ CAROLINE MICHAELS              Director                          January 14, 2002
----------------------------
Caroline Michaels

/S/ CHARLES MOORE                  Director                          January 14, 2002
----------------------------
Charles Moore


                                    EXHIBITS
         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------

         10.76..............................Letter dated December 13, 2001 from Alliance Equities, Inc.
                                            to the Registrant regarding Extension of Line of Credit

         10.77..............................Securities Purchase Agreement dated as of January 9, 2002 by and between Bank Insinger de Beaufort Safe Custody NV and
                                            the Registrant

         10.78..............................Convertible Debenture due January 9, 2003 made by the
                                            Registrant in favor of Bank Insinger de Beaufort Safe Custody NV

         10.79..............................Registration Rights Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort
                                            Safe Custody NV

         10.80..............................Stock Purchase Warrant dated as of January 9, 2002 issued by the Registrant to Bank Insinger de Beaufort Safe Custody NV

         10.81..............................Security Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort Safe Custody NV

         10.82..............................Letter Agreement dated January 9, 2002 by and between the
                                            Registrant and Bank Insinger de Beaufort Safe Custody NV,
                                            Bristol Investment Fund, Ltd., Bristol Capital, LLC and
                                            Paul Kessler

         23.1...............................Consent of Weinberg & Company, P.A., independent certified public accountants
