Form 10QSB
period 2001-12-31
KANAKARIS WIRELESS
filed 2002-02-14
CIK 1066624

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended DECEMBER 31, 2001

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

                        3303 HARBOR BOULEVARD, SUITE F-3
                            COSTA MESA, CA 92626-1521
                    (Address of principal executive offices)

         Issuer's telephone number (including area code): (949) 330-6590

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 8,576,273 on February 12, 2002.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS
                       KANAKARIS WIRELESS AND SUBSIDIARIES

Condensed Consolidated Balance Sheet at December 31, 2001..................F-1

Condensed Consolidated Statements of Operations for the Three Months
     Ended December 31, 2001 and 2000......................................F-3

Condensed Consolidated Statements of Comprehensive Loss for the
     Three Months Ended December 31, 2001 and 2000.........................F-4

Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended December 31, 2001 and 2000......................................F-5

Condensed Consolidated Statement of Changes in Stockholders' Equity
     (Deficiency) for the Three Months Ended December 31, 2001.............F-7

Notes to Condensed Consolidated Financial Statements.......................F-8

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                December 31, 2001
                                   (Unaudited)

ASSETS
------

Current assets:
 Cash and cash equivalents                                            $   44,071
 Accounts receivable                                                     163,296
 Inventories                                                               1,960
 Current maturities of notes receivable -
    shareholders and related parties                                      36,280
 Interest receivable                                                      44,007
 Prepaid expenses                                                         21,041
 Advances to suppliers                                                       700
                                                                      ----------

      TOTAL CURRENT ASSETS                                               311,355
                                                                      ----------

Property and equipment, net of accumulated
 depreciation and amortization                                            43,787
                                                                      ----------

Other assets:
 Investments (at market value)                                            62,400
 Film library - net of amortization                                      359,748
 Goodwill - net of amortization                                          329,444
 Other                                                                     2,135
                                                                      ----------

      TOTAL OTHER ASSETS                                                 753,727
                                                                      ----------

      TOTAL ASSETS                                                    $1,108,869
                                                                      ==========

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                December 31, 2001
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
 Accounts payable and accrued expenses                             $  1,156,169
 Convertible debentures                                               2,642,500
 Due to former shareholder of subsidiary                                112,946
                                                                   -------------
      TOTAL CURRENT LIABILITIES                                       3,911,615
                                                                   -------------

Stockholders' equity (deficiency):
 Preferred stock, $0.01 par value; 5,000,000 shares
   authorized; 1,000,000 Class A Convertible issued
   and outstanding                                                       10,000
 Common stock, $0.001 par value; 250,000,000
   shares authorized; 8,486,073 issued and
   outstanding                                                            8,486
 Additional paid-in capital                                          30,126,300
 Accumulated deficit                                                (31,574,920)
 Deferred expense                                                    (1,323,012)
 Comprehensive loss                                                     (49,600)
                                                                   -------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                        (2,802,746)
                                                                   -------------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIENCY)                            $  1,108,869
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended         Ended
                                                        Dec 31,       Dec 31,
                                                         2001          2000
                                                     ------------   ------------
Net sales                                            $   222,685    $   554,313

Cost of sales                                            124,010        256,097
                                                     ------------   ------------
      Gross profit                                        98,675        298,216
                                                     ------------   ------------

Operating expenses:
 Executive compensation                                  286,335        673,300
 Salaries                                                 39,932        161,194
 Payroll taxes and employee benefits                       4,695          6,954
 Consulting services                                     372,255      1,070,438
 Travel and entertainment                                 23,073         68,484
 Telephone and utilities                                   5,712         15,458
 Marketing, advertising and investor relations            21,769        393,164
 Professional fees                                       135,952        176,319
 Rent                                                      6,615          6,473
 Office and other expenses                                49,081         97,943
 Equipment rental and expense                              1,018            601
 Insurance                                                22,411         17,940
 Depreciation and amortization                            37,456         35,720
 Taxes - other                                                --          2,400
 Bank charges                                                371            277
 Website development                                         323         29,460
                                                     ------------   ------------
      TOTAL OPERATING EXPENSES                         1,006,998      2,756,125
                                                     ------------   ------------

   Loss before interest and other income
   (expense)                                            (908,323)    (2,457,909)

   Financing and other income (expense), net            (101,692)       (83,513)
                                                     ------------   ------------

   Net loss                                          $(1,010,015)   $(2,541,422)
                                                     ============   ============
   Net loss per common share -
      basic and diluted                              $      (.16)   $     (1.28)
                                                     ============   ============
   Weighted average common shares
      outstanding - basic and diluted                  6,445,633      1,978,990
                                                     ============   ============

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
                                   (Unaudited)

                                                 Three Months       Three Months
                                                    Ended              Ended
                                                    Dec 31,            Dec 31,
                                                     2001               2000
                                                 ------------       ------------
Net Loss                                         $(1,010,015)       $(2,541,422)

Other comprehensive loss:
 Unrealized loss on securities                       (49,600)          (752,000)
                                                 ------------       ------------
Comprehensive loss                               $(1,059,615)       $(3,293,422)
                                                 ============       ============

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                          2001         2000
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(1,010,015)  $(2,541,422)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
      Amortization of goodwill                              7,372         7,091
      Depreciation and amortization                        30,085        28,629
      Deferred advertising income realized                     --      (250,000)
      Compensation, consulting, marketing and
        professional services, incurred in exchange
        for common stock                                  521,396     1,683,587
      Consulting services incurred in exchange
        for stock options                                  46,841        31,352
      Convertible debt-interest cost                       59,214       119,942
 Changes in assets and liabilities
   (Increase) decrease in:
         Accounts receivable                              (41,203)      (40,223)
         Inventory                                             --           998
         Prepaid expenses                                    (978)       51,438
         Advances to suppliers and security deposits           --          (175)
         Interest receivable                               (8,702)      (12,102)
   Increase (decrease) in:
         Accounts payable and accrued expenses             92,187       192,695
         Other current liabilities                        (23,349)           --
                                                      ------------  ------------
      NET CASH USED IN OPERATING ACTIVITIES              (327,152)     (728,190)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            --        (4,676)
 Decrease in notes receivable -
    shareholders and related parties                       74,530        74,529
 Proceeds from notes receivable - other                        --        24,000
 Acquisition of film library                                   --       (24,940)
                                                      ------------  ------------
      NET CASH PROVIDED BY
      INVESTING ACTIVITIES                                 74,530        68,913
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock                       245,220        50,000
                                                      ------------  ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           245,220        50,000
                                                      ------------  ------------
Net decrease in cash and cash equivalents                  (7,402)     (609,277)

Cash and cash equivalents, beginning of period             51,473       615,101
                                                      ------------  ------------
Cash and cash equivalents, end of period              $    44,071   $     5,824
                                                      ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 2001, the Company issued 2,302,128 shares of common stock for consulting services having a fair value of $686,907.

During the three months ended December 31, 2001, the Company issued 65,000 shares of common stock in lieu of compensation of $49,400.

During the three months ended December 31, 2001, the Company issued 897,991 shares of common stock having a fair value of $173,214 to various debenture investors representing the conversion of principal and interest.

During the three months ended December 31, 2001, the Company issued 581,250 stock options to a consultant for services having a fair value of $46,841.

During the three months ended December 31, 2000, the Company issued 247,147 shares of common stock for consulting, marketing and professional services having a fair value of $1,683,587.

During the three months ended December 31, 2000, the Company issued 306,261 shares of common stock having a fair value of $1,450,942 to various debenture investors representing the conversion of principal and interest.

During the three months ended December 31, 2000, the Company issued 25,000 stock options to a consultant for current and future services having a fair value of $125,407, of which $31,352 was expensed in the three months ending December 31, 2000; and $94,055 was expensed during the year ended September 30, 2001.

     See accompanying notes to condensed consolidated financial statements.


                             KANAKARIS WIRELESS AND SUBSIDIARIES
       Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                         For the Three Months Ended December 31, 2001
                                         (Unaudited)


                              Common Stock Issued         Preferred Stock
                            ----------------------   ------------------------
                              Shares       Amount       Shares        Amount         APIC
                            ----------   ---------   ------------   ---------   ------------
Balances
September 30, 2001           4,514,704   $   4,514      1,000,000   $  10,000   $ 28,928,690

 Stock issued for cash:        706,250         707             --          --        244,513

 Stock issued for:
    Compensation                65,000          65             --          --         49,335
    Consulting services      2,302,128       2,302             --          --        684,605

 Converted debentures          897,991         898             --          --        172,316

 Issuance of common
   stock option for
   consultants                      --          --             --          --         46,841

 Unrealized loss on
  investment                        --          --             --          --             --

 Net (loss)                         --          --             --          --             --
                            ----------   ---------   ------------   ---------   ------------
Balances
December 31, 2001            8,486,073   $   8,486      1,000,000   $  10,000   $ 30,126,300
                            ==========   =========   ============   =========   ============

continued below:

                             Accumulated        Stock       Comprehensive
                               Deficit      Subscriptions       Loss            Total
                            -------------   -------------   -------------   -------------
Balances
September 30, 2001          $(30,564,905)   $ (1,108,101)   $    (48,000)   $ (2,777,802)

 Stock issued for cash:               --              --              --         245,220

 Stock issued for:
    Compensation                      --         126,562              --         175,962
    Consulting services               --        (341,473)             --         345,434

 Converted debentures                 --              --              --         173,214

 Issuance of common
   stock option for
   consultants                        --              --              --          46,841

 Unrealized loss on
  investment                          --              --          (1,600)         (1,600)

 Net (loss)                   (1,010,015)             --              --      (1,010,015)
                            -------------   -------------   -------------   -------------
Balances
December 31, 2001           $(31,574,920)   $ (1,323,012)   $    (49,600)   $ (2,802,746)
                            =============   =============   =============   =============

          See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Basis of presentation
     -------------------------

     The condensed consolidated financial statements included herein have been prepared by Kanakaris Wireless, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Kanakaris Wireless believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended September 30, 2001 included in its Form 10-KSB. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year ending September 30, 2002, or any other period.

     (B) Business Organization and Activity
     --------------------------------------

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

     (C) Business Combinations
     -------------------------

     On October 10, 1997 (the "Acquisition Date"), Kanakaris Internetworks, Inc. ("KIW") consummated a Stock Purchase Agreement with the shareholder (the "Seller") of Desience Corporation ("Desience") to purchase 10,000 common shares representing 100% of its issued and outstanding common stock in exchange for a 4% royalty on the gross sales (after collection) of Desience subsequent to the Acquisition Date, to be paid monthly for as long as Desience remains in business or its products are sold. Pursuant to APB 16, since the Seller had no continuing affiliation with KIW, the 4% royalty is accounted for as an increase to goodwill at the date the amount is determinable. In addition, the Seller shall receive 5% of funds which are to be allocated to Desience arising from KIW's next securities offering as a non-refundable advance on the royalty. As of December 31, 2001, no advances have been given. KIW will hold harmless the Seller from any claims, causes of action, costs, expenses, liabilities, and prior

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     shareholder advances. Immediately following the exchange, Desience became a wholly owned subsidiary of KIW. The fair value of the assets and liabilities acquired pursuant to the acquisition of Desience was $148,776 and $468,120, respectively, which resulted in goodwill of $319,344 at the Acquisition Date since no trademarks, copyrights, existing or identified long term requirement contracts or other intangibles existed at that date. Additions to goodwill resulting from the royalty for the three months ended December 31, 2001 and 2000 were $8,250 and $11,730, respectively.

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

     (D) Principles of Consolidation
     -------------------------------

     The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Kanakaris Internetworks Inc., and Desience. All significant intercompany balances and transactions have been eliminated in consolidation.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     (E) Earnings Per Share
     ----------------------

     Earnings (loss) per share is computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The assumed exercise of outstanding common share equivalents was not utilized in 2001 since the effect was anti-dilutive.

2.   COMMITMENTS AND CONTINGENCIES

     (A) Legal Actions
     -----------------

     Dataview Consoles, Inc., a California corporation dba Swanson Engineering & Manufacturing Company, commenced an action against the Company and the Company's subsidiary, Desience Corporation, in the Los Angeles Superior Court on February 14, 2001. The complaint alleged that the Company and Desience owed Dataview $104,601 under several invoices for equipment manufactured for Desience by Dataview in 1997. Concurrently with the filing of the complaint, Dataview filed an application for a right to attach order against the Company and Desience to secure repayment of the debt alleged in the complaint. Effective as of April 3, 2001, the parties to the dispute entered into a settlement agreement under which the Company and Desience paid Dataview $63,584 and agreed to pay Dataview an additional $42,000 in twelve monthly installments of $3,500 beginning May 1, 2001. The settlement agreement also provides that the Company will be entitled to file a request for dismissal after the Company has made all of the installments payments in accordance with the settlement agreement. The settlement agreement also provides that the Company and Desience, on the one hand, and Dataview and its related party, on the other hand, shall all retain the unrestricted right to market, sell, distribute and manufacture or have manufactured under their own respective names all of the data control consoled products that Dataview had been manufacturing for Desience. For the three months ended December 31, 2001, the Company made $10,500 in payments.

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

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     (B) Service Agreements
     ----------------------

     On October 9, 2001, the Company entered into a service agreement with Mind Pointe, Inc. Based upon the terms of the contract, Mind Pointe, Inc. will provide web hosting, development services, and programming and design assistance for the Company's website. The Company will pay approximately $17,000 each month for these services.

     On November 5, 2001, the Company entered into a consulting agreement to obtain assistance in entering and developing international markets. For the three months ended December 31, 2001, $28,333 was charged to operations under this agreement.

3.   REVOLVING LINE OF CREDIT

     On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement ("the Agreement") with Alliance Equities, Inc. ("Alliance"), a Florida-based venture capital firm. Under the terms of the Agreement, as amended to date, Alliance will make available through December 30, 2003, a $7,000,000 revolving line of credit with interest on the unpaid principal at 10% per annum. Under the terms of the Agreement, the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to the Lender. Additionally the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. Furthermore, in a separate Memorandum of Agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of stock or credit towards the purchase of stock. As of December 31, 2001, no amounts were outstanding under this line of credit.

4.   DEBENTURE INVESTORS

     In order to provide working capital and financing for the Company's expansion, on various dates during 2001 and 2000, the Company entered into several agreements with four accredited investors the ("Purchaser") whereby the Purchaser acquired the Company's 10% and 12% Convertible Debentures, due on various dates.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     The Purchasers have converted portions of the 2001 and 2000 debentures and accrued interest into shares of common stock fo the Company at various times at the initial conversion prices as stated on the respective debenture agreements.

     The debentures contain a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the market price on the date of issuance, the fixed conversion price shall be adjusted as stipulated in the agreements governing such debentures. (See Note 6.)

     As of December 31, 2001, the Company was indebted for an aggregate of $2,642,500 on these convertible debentures.

5.   STOCKHOLDERS' EQUITY AND STOCK ISSUANCES

     A. Debenture Investors
     ----------------------

     During October 2001 and November 2001, the Company issued an aggregate of 897,991 shares of common stock having a fair value of approximately $173,000 to various debenture investors representing the conversion of principal and interest.

     B. Consulting
     -------------

     (i) On October 2, 2001, the Company issued 125,000 shares of common stock to a consultant upon the exercise of a common stock purchase warrant issued in connection with a consulting agreement. The Company received approximately $35,000 as consideration. This amount reflects a repricing adjustment of the exercise price for the warrants. The original exercise price was stated in the Company's registration statement on Form S-8 filed on September 17, 2001.

     (ii) On October 17, 2001, the Company issued 180,000 shares of common stock having a fair value of $136,800 to Company personnel for services provided between October 1, 2001 and December 31, 2001.

     (iii)On October 26, 2001, as amended November 29, 2001, the Company entered into a consulting agreement to obtain assistance in strategic planning and acquisitions. The term of the agreement was initially for six months, but was amended to include a six month extension retroactive to the October 26, 2001 commencement date. Based upon the terms of the agreement, the Company issued 1,583,442 shares of the its common stock having a fair value of $447,001 for consulting services. In addition, the Company provided the consultant the option to purchase 156,250 shares of common stock at an exercise price of $.80 per share, and 425,000 shares at an exercise price of $.40 per share, respectively. As of December 31, 2001, all of the shares were issued to the consultant and the Company received

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

          approximately $211,000 upon the exercise of the warrants. This amount reflects a repricing adjustment of the exercise price for the warrants. The original exercise price was stated in the Company's registration statement on Form S-8 filed on November 30, 2001.

     (iv) On November 28, 2001, pursuant to a consulting agreement, the Company issued 303,572 shares of common stock to a consultant having a fair value of approximately $85,000.

     (v) On December 18, 2001, the Company issued 40 shares of common stock having a fair value of approximately $6 to complete rounding calculations in connection with its 1 for 20 reverse stock split.

     (vi) On December 19, 2001, the Company issued 200,000 shares of common stock for consulting services having a fair value of $29,800.

     C. Settlement Agreement
     -----------------------

     On December 3, 2001, the Company entered into a settlement agreement with a former officer in satisfaction of certain claims, and issued 125,000 shares of common stock having a fair market value of $37,500, 62,500 of which shares have registration rights.

     D. Reverse Stock Split
     -----------------------

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

6.   ADJUSTMENTS TO OUTSTANDING SECURITIES

     In January 2002, the Company entered into an agreement with Bank Insinger de Beaufort, Bristol Investment Fund, Ltd., Bristol Capital, LLC, and Paul Kessler, who is a principal of Bristol Capital, LLC. Under the agreement, the conversion price of the 10% Convertible Debenture due May 1, 2002 that Bank Insinger purchased in the Company's April 2000 offering was amended to be the lesser of $.055 and 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding a conversion. In addition, the exercise prices of the warrants issued to Bank Insinger in the February 2000, April 2000 and May 2001 offerings, the warrants issued to Bristol Investment Fund in the January 2001 offering, the warrants issued to Bank Insinger in the April 2000 offering that were transferred to Bristol Capital, and the option issued to Paul Kessler pursuant to a consulting agreement dated as of September 26, 2000 were amended so that the exercise prices are equal to 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding an exercise. The expiration dates of each of the warrants and options described in the preceding sentence were extended so that each is exercisable until the seventh anniversary of its issuance.

     During the three months ended December 31, 2001, the Company issued an aggregate of 879,991 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of approximately $114,000 of principal plus related interest on the Company's convertible debentures.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     As of December 31, 2001, the Company was indebted for an aggregate of $2,642,500 on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

7.   SEGMENT INFORMATION

                                        Internet       Modular
                                        Commerce       Consoles       Total
                                      ------------   ------------  ------------
     For the three months ended December 31:

                2000
     -------------------------------
     Revenues                         $   261,076    $   293,237   $   554,313
     Segment profit (loss)             (2,584,243)        42,821    (2,541,422)
     Total assets                       1,986,574        141,566     2,128,140
     Additions to long-lived assets        29,616             --        29,616
     Depreciation and amortization         35,658             62        35,720

                2001
     -------------------------------
     Revenues                         $    15,095    $   207,590   $   222,685
     Segment Profit (loss)             (1,073,031)        63,016    (1,010,015)
     Total assets                       1,061,330         47,539     1,108,869
     Additions to long-lived assets            --             --            --
     Depreciation and amortization         37,393             63        37,456

8.   RELATED PARTY TRANSACTIONS

     During the three months ended December 31, 2001, the Company issued 180,000 shares of its common stock to officers, directors and related party consultants, having an aggregate fair market value of $136,800.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.   SUBSEQUENT EVENTS

     In January 2002, the Company issued to Bank Insinger de Beaufort Safe Custody NV an aggregate of $200,000 of our 12% Convertible Debentures due January 9, 2003, which were accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock. The net proceeds of the offering, after payment of some related expenses, were $165,500. Bank Insinger may, at its option, purchase an additional $200,000 of the Company's 12% convertible debentures and warrants to purchase up to 600,000 shares of common stock within thirty days after the effective date of a registration statement that the Company is required to file on behalf of Bank Insinger within thirty days after the issuance of the initial $200,000 of debentures. The debentures and warrants are immediately convertible into or exercisable for shares of common stock at an initial per share price equal to the lesser of $.055 and 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding a conversion or exercise.

     On January 5, 2002, approximately $150,000 of convertible debentures matured. Although the Company is in the process of registering stock to satisfy this obligation upon conversion by the debenture holders of these debentures into shares of the Company's common stock, as of February 14, 2002, the Company has not yet completed the registration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read with our consolidated financial statements and notes to financial statements included elsewhere in this document.

OVERVIEW

         We provide Cyber+Mortar(TM) secure communication services that enable consumers, businesses and government/military to send, receive, store, replicate, monitor and interact with media-rich data, including video, audio, text and real-time telemetry, or two-way wireless monitoring of remote devices. We provide online delivery of films and books and offer business services, including encoding of video for online delivery. In addition, we design, manufacture and install ergonomic data control console systems for high-end computer command centers.

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

COMPARISON OF RESULTS OF OPERATIONS FOR QUARTERS ENDED DECEMBER 31, 2001 AND
2000

         NET SALES. Net sales decreased $331,628 (59.8%) from $554,313 for the quarter ended December 31, 2000 to $222,685 for the quarter ended December 31, 2001. Net sales derived from our e-commerce business decreased $245,981 (94.2%) from $261,076 for the quarter ended December 31, 2000 to $15,095 for the quarter ended December 31, 2001. This decrease was primarily due to a decrease in advertising revenue generated from our web sites. Net sales derived from our data control console business decreased $85,647 (29.2%) from $293,237 for the quarter ended December 31, 2000 to $207,590 for the quarter ended December 31, 2001. This decrease was primarily due to a decrease in sales of our OPCON Modular System.

         GROSS PROFIT. Gross profit decreased $199,541 (66.9%) from a gross profit of $298,216 for the quarter ended December 31, 2000 to a gross profit of $98,675 for the quarter ended December 31, 2001. This decrease in gross profit was due primarily to the decrease in total sales noted above.

         OPERATING EXPENSES. Total operating expenses decreased $1,749,127 (63.5%) from $2,756,125 for the quarter ended December 31, 2000 to $1,006,998 for the quarter ended December 31, 2000. This decrease in total operating expenses was due primarily to a decrease in marketing, advertising and investor relations costs, executive compensation, salaries, consulting services and other expenses. Marketing, advertising and investor relations costs decreased $371,395 (94.5%) from $393,164 for the quarter ended December 31, 2000 to $21,769 for the quarter ended December 31, 2001, primarily due to our decreased consumer and trade advertising and marketing. Executive compensation decreased $386,965 (57.5%) from $673,300 for the quarter ended December 31, 2000 to $286,335 for the quarter ended December 31, 2001, primarily due to the reduction in the number of executives receiving compensation and a decrease in the issuance of common stock to executives as compensation. Salaries decreased $121,262 (75.2%) from $161,194 for the quarter ended December 31, 2000 to $39,932 for the quarter ended December 31, 2001, due to both decreases in staff and decreases in salaries of existing staff. Consulting services expenses decreased $698,183 (65.2%) from $1,070,438 for the quarter ended December 31, 2000 to $372,255 for the quarter ended December 31, 2001. Some of these operating expenses were paid through the issuance of shares of our common stock to the service provider.

         INTEREST AND OTHER EXPENSE. Interest and other expense increased $18,179 (21.8%) from $83,513 for the quarter ended December 31, 2000 to $101,692 of expense for the quarter ended December 31, 2001. This increase in interest and other expense was due to the financing cost of issuing stock as payment of interest accrued and payable on, and upon conversion of portions of the principal balances of our convertible debentures.

         NET LOSS. Net loss decreased $1,531,407 (60.3%) from $2,541,422 for the quarter ended December 31, 2000 to $1,010,015 for the quarter ended December 31, 2001. This decrease in net loss was due to decreased operating expenses, as discussed above.

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED
SEPTEMBER 30, 2001 AND 2000

         NET SALES. Net sales increased by $1,086,000 (176.9%) to $1,700,000 for the year ended September 30, 2001 from $614,000 for the year ended September 30, 2000. Net sales derived from our e-commerce business increased by $1,164,000 (5,061%) to $1,187,000 for the year ended September 30, 2001 from $23,000 for the year ended September 30, 2000. Net sales derived from our data control console business decreased $78,000 (13.2%) to $513,000 for the year ended September 30, 2001 from $591,000 for the year ended September 30, 2000. This decrease was primarily due to a decrease in sales of our OPCON Modular System, which we believe to be a result of customer deferrals of anticipated sales into the quarter ended December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. We also have available to us a $7,000,000 revolving line of credit from Alliance Equities that can be drawn upon by us for up to $500,000 per month, with interest to accrue at the rate of 10% per annum. However, during the fiscal year ended September 30, 2001 and through February 12, 2002, no amounts were outstanding under the line of credit.

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

         As of December 31, 2001, we had negative working capital of $3,600,260 and an accumulated deficit of $31,574,920. As of that date, we had approximately $44,000 in cash, $163,000 in accounts receivable - net, $44,000 of interest receivable, and $36,280 in notes receivable from stockholders and related parties. We had accounts payable and accrued expenses of $1,156,169 and outstanding convertible debentures of $2,642,500, including convertible debentures issued prior to the beginning of fiscal year 2001. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled $327,152 for the quarter ended December 31, 2001 as compared to $728,190 for the quarter ended December 31, 2000. Cash provided by our investing activities totaled $74,530 for the quarter ended December 31, 2001 as compared to cash provided by our investing activities of $68,913 for the quarter ended December 31, 2000.

         Cash provided by our financing activities totaled $245,220 for the quarter ended December 31, 2001 as compared to $50,000 for the quarter ended December 31, 2000. We raised none of the cash provided by financing activities during the quarters ended December 31, 2001 and 2000 from the issuance of convertible debentures.

         For the quarter ended December 31, 2001, we had net sales of $222,685 and a net loss of $1,010,015, of which loss $664,908 (66%) consisted of non-cash expenses. These non-cash expenses included $521,396 of compensation, marketing and professional services expenses incurred in exchange for common stock.

         In January 2002, we issued an aggregate of $200,000 of our 12% Convertible Debentures due January 9, 2003, which were accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $165,500. The investor may, at its option, purchase an additional $200,000 of our 12% convertible debentures and warrants to purchase up to 600,000 shares of common stock within 30 days after the effective date of the registration statement covering shares of common stock issuable upon conversion of the debentures and warrants issued in January 2002. However, the investor is not committed to purchase the additional debentures. Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

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

         Also, we are enhancing our efforts to obtain online user registration for movie viewing on AK.TV, soliciting monthly subscriptions to and pay-per-view sales of movie viewing on AK.TV, introducing revenue-sharing web partner programs and improving tracking of our market share. We believe that if we are successful in implementing the above business strategies, we will generate increased revenues from our Internet and e-commerce business segment.

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

RISK FACTORS

         An investment in our common stock involves a high degree of risk. In addition to the other information contained in this document, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

WE HAVE INCURRED OPERATING LOSSES, EXPECT CONTINUED LOSSES AND MAY NOT ACHIEVE PROFITABILITY. IF WE CONTINUE TO LOSE MONEY, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

         Our consolidated financial statements have been prepared assuming we will continue as a viable business. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of December 31, 2001, we had an accumulated deficit of approximately $31,574,920. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business, especially our Internet-based business.

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

         We own, license or have otherwise obtained the right to use technologies incorporated into our web sites and products. We may receive infringement claims from third parties relating to our technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology that we have licensed from third parties for incorporation into our web sites or products, we would forward those claims to the appropriate third party. If we were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from using that technology, incur substantial costs in redesigning our web sites and products that incorporate that technology, or incur substantial costs defending any legal action taken against us, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

         Historically, we have relied upon cash from financing activities and revenues generated from operations to fund all of the cash requirements of our activities. We have not been able to generate significant cash from our operating activities in the past and cannot assure you that we will be able to do so in the future. We require new financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing stockholders' equity. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any existing sources of funding and impair our ability to secure new sources of funding.

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

IF COMMUNICATIONS TO OUR PRIMARY SERVERS ARE INTERRUPTED, OUR OPERATIONS COULD BE NEGATIVELY IMPACTED.

         Our movies and general web sites, including www.AK.TV, our principal web site, are hosted on servers owned and operated by a third party. Although off site backup servers are maintained by our host, all of our primary servers are vulnerable to interruption by damage from fire, flood, power loss, telecommunications failure, break-ins and other events beyond our control. We have, from time to time, experienced periodic systems interruptions and anticipate that these interruptions will occur in the future. We do not maintain business interruption insurance. If we experience significant system disruptions, our business, results of operations and financial condition would be materially adversely affected because we would be unable to deliver our Internet-related products and services during the disruption and may therefore lose existing and potential customers.

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

         Provisions of our articles of incorporation and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving Kanakaris Wireless that is not approved by our board of directors, even if those events may be beneficial to the interest of our stockholders. For example, Alex Kanakaris, our Chairman of the Board, President and Chief Executive Officer, is the holder of all of the 1,000,000 authorized, issued and outstanding shares of our Class A Convertible Preferred Stock. Under our articles of incorporation, each share of Class A Preferred Stock is entitled to 100 non-cumulative votes per share on all matters presented to our stockholders for action. Consequently, Mr. Kanakaris has sufficient voting power to control the outcome of all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving Kanakaris Wireless. In addition, through his control of the board of directors and voting power, he may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by Kanakaris Wireless. In addition, the concentration of voting power in the hands of Mr. Kanakaris could have the effect of delaying or preventing a change in control of Kanakaris Wireless, even if the change in control would benefit our stockholders, and may adversely affect the market price of our common stock.

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

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "KKRW" on the NASD's OTC Electronic Bulletin Board. Because our stock trades on the OTC Electronic Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

CONVERSION OF OUR OUTSTANDING CONVERTIBLE SECURITIES COULD SUBSTANTIALLY DILUTE AN INVESTMENT IN OUR COMMON STOCK AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE BECAUSE THE CONVERSION PRICE OF THOSE SECURITIES DEPENDS UPON THE MARKET PRICE OF OUR COMMON STOCK, AND THERE IS NO CEILING ON THE NUMBER OF SHARES OF OUR COMMON STOCK THAT ARE ISSUABLE UPON EXERCISE OF THOSE SECURITIES.

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

IF OUR SECURITY HOLDERS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON CONVERSION OR EXERCISE OF DERIVATIVE SECURITIES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

         Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large number of other sales within a relatively short period of time can create a downward pressure on the price of the security. The decrease in market price would allow holders of our debentures and warrants that have conversion or exercise prices based upon a discount on the market price of our common stock to convert their debentures and exercise their warrants into an increased number of shares of our common stock. Further sales of common stock issued upon conversion of debentures or exercise of warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. Our common stock trades on the OTC Electronic Bulletin Board under the symbol "KKRW." For the quarter ended December 31, 2001, taking into account the 1-for-20 reverse common stock split that occurred on December 7, 2001, the high and low closing bid prices for a share of our common stock were $0.80 and $0.11, respectively. The trading prices of our common stock could experience wide fluctuations in the future in response to:

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

         If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements, including among others:

         o the projected growth in the Internet, e-commerce and data control console industries and the markets for our products and services within these industries;

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

         You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Business."

         These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In October 2001, we issued an aggregate of 747,182 shares of common stock to five accredited investors upon conversion of an aggregate of approximately $153,000 in principal and related interest on our convertible debentures.

         In October 2001, we issued an aggregate of 125,000 shares of common stock to one consultant upon the exercise of a warrant at an exercise price of approximately $.28 per share for a total of $35,000.

         In October 2001, we issued an aggregate of 180,000 shares of common stock valued at $136,800 to seven persons as compensation for services rendered, of whom two were directors and officers, two were directors and employees, one was an employee, one was a director and consultant and one was a consultant.

         In November 2001, we issued an aggregate of 150,809 shares of common stock to three accredited investors upon conversion of an aggregate of $20,000 of principal plus related interest on our convertible debentures.

         In November 2001, we issued an aggregate of 1,887,014 shares of common stock valued at approximately $532,001 to two consultants as compensation for services rendered. We also issued 156,250 shares of common stock upon the exercise of a warrant at an initial exercise price of $.80 per share and 425,000 shares of common stock upon the exercise of a warrant at an initial exercise price of $.40 per share, but due to certain adjustments of the exercise prices of these warrants, we only received an aggregate of $211,000 in connection with their exercise.

         In December 2001, we issued an aggregate of 125,000 shares of common stock valued at $37,500 to one individual in settlement of a dispute.

         In December 2001, we issued an aggregate of 40 shares of common stock valued at approximately $6 to complete rounding calculations in connection with our 1-for-20 reverse stock split that was effective December 7, 2001.

         In December 2001, we issued an aggregate of 200,000 shares of common stock valued at $29,800 to one entity for services rendered.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 1, 2001, Alex Kanakaris, our Chairman, President and Chief Executive Officer, who holds a majority of the voting power of our outstanding common stock and our Class A Convertible Preferred Stock, took action by written consent to approve the 1-for-20 reverse stock split that was effective December 7, 2001. The written consent also approved the maintenance of our authorized capital stock at 255,000,000 shares with 250,000,000 of those shares being designated common stock, $.001 par value per share, 1,000,000 of those shares being designated Class A Convertible Preferred Stock, $.01 par value per share, and 4,000,000 of those shares being designated preferred stock, $.01 par value per share. This resulted in an effective 20 fold increase in our authorized capital stock. Additionally, the written consent approved the effective 20 fold increase in the voting rights attributable to the Class A Convertible Preferred Stock and the circulation of an information statement to our stockholders concerning these matters. By written consent, Mr. Kanakaris approved these matters by voting 10,569,546 shares of common stock held by him and 1,000,000 shares of Class A Preferred Stock held by him, each of which shares of preferred stock had 100 votes, voting together with the outstanding common stock, and as a separate class, on matters on which the common stock and preferred stock are entitled to vote.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

Exhibit No.    Description
-----------    -----------

    10.1 Consulting Agreement dated as of October 26, 2001 by and between the Registrant and Kevin Welch (1)

    10.2 Common Stock Purchase Warrant dated as of October 26, 2001 by and between the Registrant and Kevin Welch (1)

    10.3 Consulting Agreement dated as of November 5, 2001 by and between the Registrant and Paul Lemmon (2)

    10.4 Common Stock Purchase Warrant dated as of November 29, 2001 made by the Registrant in favor of Kevin Welch (3)

    10.5 Consulting Agreement Extension dated as of November 29, 2001 by and between the Registrant and Kevin Welch (3)

    10.6 Letter dated December 13, 2001 from Alliance Equities, Inc. to the Registrant regarding Extension of Line of Credit (4)

----------
(1) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on November 1, 2001 (Registration No. 333-72618) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on November 28, 2001 (Registration No. 333-74040) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on November 30, 2001 (Registration No. 333-74238) and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 15, 2002 (File No. 0-28213)and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KANAKARIS WIRELESS

Dated: February 14, 2002          By: /S/ DAVID SHOMAKER
                                    --------------------------------------------
                                    David Shomaker
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)