Form 10QSB
period 2002-03-31
KANAKARIS WIRELESS
filed 2002-05-20
CIK 1066624

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 2002

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

                        2716 OCEAN PARK BLVD., SUITE 2005
                            SANTA MONICA, CA 90405
                    (Address of principal executive offices)

         Issuer's telephone number (including area code): (949) 760-5470

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's only class of common stock, $.001 par value per share, was 13,156,325 on May 6, 2002.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS
                       KANAKARIS WIRELESS AND SUBSIDIARIES

Condensed Consolidated Balance Sheet at March 31, 2002.....................F-1

Condensed Consolidated Statements of Operations for the Three Months
     and Six Months Ended March 31, 2002 and 2001..........................F-3

Condensed Consolidated Statements of Comprehensive Loss for the
     Three Months and Six Months Ended March 31, 2002 and 2001.............F-4

Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended March 31, 2002 and 2001.........................................F-5

Condensed Consolidated Statement of Changes in Stockholders' Equity
     (Deficiency) for the Six Months Ended March 31, 2002..................F-7

Notes to Condensed Consolidated Financial Statements.......................F-8

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

ASSETS
------

Current assets:
   Cash and cash equivalents                                   $        349,876
   Accounts receivable                                                   20,547
   Investments in marketable securities                                  23,200
   Current maturities of notes receivable -
      shareholders and related parties                                   36,280
   Notes receivable                                                     200,000
   Interest receivable                                                   52,107
   Advances to suppliers                                                    700
                                                               -----------------

           Total current assets                                         682,710
                                                               -----------------

Property and equipment, net of accumulated
   depreciation and amortization                                         38,180
                                                               -----------------

Other assets:
   Film library - net of amortization                                   334,562
   Other                                                                  1,750
                                                               -----------------

           Total other assets                                           336,312
                                                               -----------------

           Total assets                                        $      1,057,202
                                                               =================

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                     $          860,223
   Convertible debentures                                             3,342,500
   Convertible promissory notes                                         372,550
   Due to former shareholder of subsidiary                              113,183
                                                             -------------------

           Total current liabilities                                  4,688,456
                                                             -------------------

Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 Class A Convertible issued
       and outstanding                                                   10,000
   Common stock, $0.001 par value; 250,000,000
       shares authorized; 9,626,273 issued and
       outstanding                                                        9,626
   Additional paid-in capital                                        31,111,087
   Accumulated deficit                                              (33,732,830)
   Deferred expense                                                    (940,337)
   Comprehensive loss                                                   (88,800)
                                                             -------------------

           Total stockholders' equity (deficiency)                   (3,631,254)
                                                             -------------------

           Total liabilities and
           stockholders' equity (deficiency)                 $        1,057,202
                                                             ===================

     See accompanying notes to condensed consolidated financial statements.


                                     KANAKARIS WIRELESS AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                        Three Months      Three Months      Six Months         Six Months
                                                            Ended            Ended             Ended             Ended
                                                          March 31,         March 31,         March 31,         March 31,
                                                            2002              2001              2002              2001
                                                        ------------      ------------      ------------      ------------
Net sales                                               $    16,493       $   517,388       $    31,588       $   778,464

Cost of sales                                                 2,337            82,494            25,487           137,932
                                                        ------------      ------------      ------------      ------------

           Gross profit                                      14,156           434,894             6,101           640,532
                                                        ------------      ------------      ------------      ------------
Operating expenses:
   Executive compensation                                   213,112            89,750           499,447           763,050
   Salaries                                                   8,530            46,844            22,209           186,648
   Payroll taxes and employee benefits                        3,254            11,180             5,076            15,679
   Consulting services                                      324,635           183,751           696,890         1,254,189
   Travel and entertainment                                  12,972            32,516            36,045            97,644
   Telephone and utilities                                    6,292            12,251             9,987            25,804
   Marketing, advertising and investor relations             30,870           160,093            52,639           548,257
   Professional fees                                        260,415           253,801           396,367           430,120
   Rent                                                           -            25,323                 -            25,323
   Office and other expenses                                 56,939            54,054           102,906           145,432
   Equipment rental and expense                                   -                 -             1,018                 -
   Insurance                                                 15,316            18,082            35,115            34,144
   Depreciation and amortization                             30,013            29,588            60,035            58,155
   Taxes - other                                                  -                 -                 -             2,400
   Bank charges                                                 356               407               560               612
   Website development                                            -             8,685               323            38,145
   Contributions                                             13,500                 -            13,500                 -
                                                        ------------      ------------      ------------      ------------

           Total operating expenses                         976,204           926,325         1,932,117         3,625,602
                                                        ------------      ------------      ------------      ------------

       Loss from operations                                (962,048)         (491,431)       (1,926,016)       (2,985,070)

       Financing and other income (expense), net         (1,063,353)       (1,136,960)       (1,165,045)       (1,220,473)
                                                        ------------      ------------      ------------      ------------

       Loss before discontinued operations               (2,025,401)       (1,628,391)       (3,091,061)       (4,205,543)

       Discontinued operations                             (132,509)           (3,451)          (76,864)           32,279
                                                        ------------      ------------      ------------      ------------

       Net loss                                         $(2,157,910)      $(1,631,842)      $(3,167,925)      $(4,173,264)
                                                        ============      ============      ============      ============

       Net (loss) income per common share:
         Basic and diluted-continuing operations        $      (.23)      $      (.66)      $      (.41)      $     (1.89)
         Basic and diluted-discontinued operations             (.02)                -              (.01)              .01
                                                        ------------      ------------      ------------      ------------

         Net loss per share                             $      (.25)      $      (.66)      $      (.42)      $     (1.88)
                                                        ============      ============      ============      ============

       Weighted average common shares
          outstanding - basic and diluted                 8,717,977         2,465,069         7,569,320         2,224,876
                                                        ============      ============      ============      ============

                    See accompanying notes to condensed consolidated financial statements.


                                 KANAKARIS WIRELESS AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                             (UNAUDITED)


                                      Three Months      Three Months      Six Months         Six Months
                                          Ended            Ended             Ended             Ended
                                        March 31,         March 31,         March 31,         March 31,
                                          2002              2001              2002              2001
                                      ------------      ------------      ------------      ------------

Net loss                              $(2,157,910)      $(1,631,842)      $(3,167,925)      $(4,173,264)

Other comprehensive loss:
   Unrealized loss on securities          (39,200)         (185,520)          (40,800)         (937,520)
                                      ------------      ------------      ------------      ------------

Comprehensive loss                    $(2,197,110)      $(1,817,362)      $(3,208,725)      $(5,110,784)
                                      ============      ============      ============      ============

               See accompanying notes to condensed consolidated financial statements.


                            KANAKARIS WIRELESS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                        (UNAUDITED)

                                                                   2002              2001
                                                               ------------      ------------
Cash flows from operating activities:
   Net loss                                                    $(3,167,925)      $(4,173,264)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                      -            14,195
           Depreciation and amortization                            60,139            58,279
           Write-off of goodwill                                   337,052                 -
           Gain on sale of assets                                 (247,301)                -
           Deferred advertising income realized                          -          (750,000)
           Compensation, consulting, marketing and
             professional services, incurred in exchange
             for common stock                                      996,546         1,683,587
           Consulting services incurred in exchange
             for stock options                                      46,841            62,704
           Convertible debt-marketing cost                         154,500           190,100
           Convertible debt-financing cost                         893,452           903,000
           Convertible debt-interest cost                           59,214           187,378
   Changes in assets and liabilities
       (Increase) decrease in:
              Accounts receivable                                  101,546           252,762
              Inventory                                                  -               998
              Prepaid expenses                                      20,063            90,375
              Advances to suppliers and security deposits              386            (1,050)
              Interest receivable                                  (16,802)          (23,604)
       Increase (decrease) in:
              Accounts payable and accrued expenses                148,208           124,355
              Other current liabilities                             (2,766)                -
                                                               ------------      ------------

           Net cash used in operating activities                  (616,847)       (1,380,185)
                                                               ------------      ------------

Cash flows from investing activities:
   Sale of property and equipment                                        -           (13,754)
   Increase in notes receivable -
      shareholders and related parties                              74,530            74,529
   Notes receivable collections                                     50,000            47,000
   Acquisition of film library                                           -           (31,397)
                                                               ------------      ------------

           Net cash provided by investing activities               124,530            76,378
                                                               ------------      ------------

Cash flows from financing activities:
   Proceeds from sale of common stock                              245,220            50,000
   Payment to former shareholder of subsidiary                           -            (5,000)
   Proceeds from convertible debt                                  545,500         1,109,900
                                                               ------------      ------------

           Net cash provided by financing activities               790,720         1,154,900
                                                               ------------      ------------

Net decrease in cash and cash equivalents                          298,403          (148,907)

Cash and cash equivalents, beginning of period                      51,473           615,101
                                                               ------------      ------------

Cash and cash equivalents, end of period                       $   349,876       $   466,194
                                                               ============      ============

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended March 31, 2002, the Company issued 2,612,128 shares of common stock for consulting services having a fair value of $709,227.

During the six months ended March 31, 2002, the Company issued 65,200 shares of common stock for legal services having a fair value of $7,500.

During the six months ended March 31, 2002, the Company issued 830,000 shares of common stock in lieu of compensation of $112,055.

During the six months ended March 31, 2002, the Company issued an aggregate of 897,991 shares of common stock having a fair value of approximately $173,000 to various debentures investors representing the conversion of principal and interest.

During the six months ended March 31, 2002, the Company converted $372,550 of accounts payable to convertible promissory notes.

During the six months ended March 31, 2001, the Company issued 247,147 shares of common stock for consulting, and professional services having a fair value of $1,683,587.

During the six months ended March 31, 2001, the Company issued an aggregate of 601,941 shares of common stock having a fair value of approximately $2,259,000 to various debentures investors representing the conversion of principal and interest.

     See accompanying notes to condensed consolidated financial statements.


                                         KANAKARIS WIRELESS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY (DEFICIENCY)
                                       FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                                     (UNAUDITED)


                             COMMON STOCK ISSUED  PREFERRED STOCK
                             ------------------   ---------------                  ACCUMULATED     DEFERRED COMPREHENSIVE
                               SHARES   AMOUNT    SHARES     AMOUNT      APIC        DEFICIT       EXPENSE      LOSS       TOTAL
                            ----------- ------- ----------- -------- ------------ ------------- ------------ ---------  ------------
BALANCES
SEPTEMBER 30, 2001            4,514,704 $ 4,514   1,000,000 $ 10,000 $ 28,928,690 $(30,564,905) $(1,108,101) $ (48,000) $(2,777,802)

  STOCK ISSUED FOR CASH:        706,250     707           -        -      244,513            -            -          -      245,220

  STOCK ISSUED FOR:
    COMPENSATION                830,000     830           -        -      111,225            -      253,125          -      365,180
    CONSULTING SERVICES       2,612,128   2,612           -        -      706,615            -      (85,361)         -      623,866
    PROFESSIONAL SERVICES        65,200      65           -        -        7,435            -            -          -        7,500

  CONVERTED DEBENTURES          897,991     898           -        -      172,316            -            -          -      173,214

  CONVERTIBLE DEBT FINANCING
    COSTS                             -       -           -        -      893,452            -            -          -      893,452

  ISSUANCE OF COMMON
    STOCK OPTION FOR
    CONSULTANTS                       -       -           -        -       46,841            -            -          -       46,841

  UNREALIZED LOSS ON
   INVESTMENT                         -       -           -        -            -            -            -    (40,800)     (40,800)

  NET (LOSS)                          -       -           -        -            -   (3,167,925)           -          -   (3,167,925)
                            ----------- ------- ----------- -------- ------------ ------------- ------------ ---------  ------------

BALANCES
MARCH 31, 2002                9,626,273 $ 9,626   1,000,000 $ 10,000 $ 31,111,087 $(33,732,830) $  (940,337) $ (88,800) $(3,631,254)
                            =========== ======= =========== ======== ============ ============= ============ ========== ============

                    See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--       ------------------------------------------

         (A) BASIS OF PRESENTATION
         -------------------------

         The condensed consolidated financial statements included herein have been prepared by Kanakaris Wireless, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Kanakaris Wireless believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended September 30, 2001 included in Form 10-KSB. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending September 30, 2002, or any other period.

         (B) BUSINESS ORGANIZATION AND ACTIVITY
         --------------------------------------

         Kanakaris Wireless, which on June 2, 2000 changed its name from Kanakaris Communications, Inc. (formerly Big Tex Enterprises, Inc.) (the "Company"), was incorporated in the State of Nevada on November 1, 1991. The Company develops and supplies Internet products for electronic commerce, operates an on-demand movie website, and also operates a website called AK.TV, an interactive TV-style web channel viewable in devices including Pocket PCs, laptop and desktop computers and TVs. The Company also operated a subsidiary, which was sold in March of 2002, which designed and installed modular data control consoles.

         (C) BUSINESS COMBINATIONS
         -------------------------

         On October 10, 1997 (the "Acquisition Date"), Kanakaris Internetworks, Inc. ("KIW") consummated a Stock Purchase Agreement with the shareholder (the "Seller") of Desience Corporation ("Desience") to purchase 10,000 common shares representing 100% of its issued and outstanding common stock in exchange for a 4% royalty on the gross sales (after collection) of Desience subsequent to the Acquisition Date, to be paid monthly for as long as Desience remains in business or its products are sold. Pursuant to APB 16, since the Seller had no continuing affiliation with KIW, the 4% royalty is accounted for as an increase to goodwill at the date the amount is determinable. In addition, the Seller shall receive 5% of funds which are to be allocated to Desience arising from KIW's next securities offering as a non-refundable advance on the royalty. As of March 31, 2002, no advances have been given. KIW will hold harmless the Seller from any claims, causes of action, costs, expenses, liabilities, and prior shareholder

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        advances. Immediately following the exchange, Desience became a wholly-owned subsidiary of KIW. The fair value of the assets and liabilities acquired pursuant to the acquisition of Desience was $148,776 and $468,120, respectively, which resulted in goodwill of $319,344 at the Acquisition Date since no trademarks, copyrights, existing or identified long term requirement contracts or other intangibles existed at that date. Additions to goodwill resulting from the royalty for the six months ended March 31, 2002 and 2001 were $8,488 and $12,144, respectively. As of March 31, 2002, all goodwill has been written-off.

        On March 4, 2002, the Company entered into an asset purchase agreement whereby substantially all of the assets and business of Desience were sold. Included in the sale were all contract rights. Accordingly, for accounting purposes, the financial activity of Desience is being treated as a discontinued operation and is presented in the statements of operations separately from continuing operations. (See Note 10.)

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

        Generally accepted accounting principles require that a company whose stockholders retain the majority interest in a combined business be treated as the acquiror for accounting purposes. Accordingly, the Big Tex acquisition was accounted for as an acquisition of Big Tex by KIW and a recapitalization of KIW.

        On March 15, 2002, the Company formed a new corporation called FFM Acquisition Corp. This corporation was used to acquire the business of Fast Forward Marketing, Inc. in April of 2002, and now operates under the name of Fast Forward Marketing, Inc. As of March 31, 2002, there was no activity in this corporation.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        (D) PRINCIPLES OF CONSOLIDATION
        -------------------------------

        The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Kanakaris Internetworks Inc., Desience, and Fast Forward Marketing, Inc. (formerly known as FFM Acquisition Corp.). All significant intercompany balances and transactions have been eliminated in consolidation. Desience has been classified as a discontinued operation, and the prior year's information has been restated to account for this classification.

        (E) EARNINGS PER SHARE
        ----------------------

        Earnings (loss) per share is computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The assumed exercise of outstanding common share equivalents was not utilized since the effect was anti-dilutive.

 2.     COMMITMENTS AND CONTINGENCIES
 --     -----------------------------

        (A) LEGAL ACTIONS
        -----------------

        Dataview Consoles, Inc., dba Swanson Engineering & Manufacturing Company, entered into a settlement agreement in 2001 under which the Company and Desience agreed to pay twelve monthly installments of $3,500. As of March 31, 2002, only one more payment was payable.

        On March 8, 2001, Loudeye Technologies, Inc., commenced an action against the Company. The complaint alleged breach of contract for $44,107. The Company has certain defenses to this claim and intends to seek an out-of-court settlement of these claims. A formal answer has been filed to the Complaint and no further action has been taken.

        The Company is subject to certain legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible that the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company"s financial position, results of operations or cash flows.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        (B) SERVICE AGREEMENTS
        ----------------------

         On October 9, 2001, the Company entered into a service agreement with Mind Pointe, Inc. Based upon the terms of the contract, Mind Pointe, Inc. will provide web hosting, development services, and programming and design assistance for the Company's websites. The Company has agreed to pay approximately $17,000 each month for these services. For the three months ended March 31, 2002, $38,575 was charged to operations under this agreement.

         On November 5, 2001, the Company entered into a consulting agreement to obtain assistance in entering and developing international markets. For the three months ended March 31, 2002, $56,667 was charged to operations under this agreement.

3.       REVOLVING LINE OF CREDIT
--       ------------------------

         On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement ("the Agreement") with Alliance Equities, Inc. ("Alliance"), a Florida-based venture capital firm. Under the terms of the Agreement, as amended to date, Alliance will make available through December 30, 2003, a $7,000,000 revolving line of credit with interest on the unpaid principal at 10% per annum. Under the terms of the Agreement, the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to the Lender. Additionally the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. Furthermore, in a separate Memorandum of Agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of stock or credit towards the purchase of stock. As of March 31, 2002, no amounts were outstanding under this line of credit, and the Company had issued to Alliance 80,000 shares of common stock valued at approximately $554,000 for these services since 1999.

4.       DEBENTURE INVESTORS
--       -------------------

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

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

        The debentures initially are convertible into shares of common stock at the lesser of $2.00 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the trading days immediately preceding conversion.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        Upon the issuance of the June 2001 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants was equal to the lesser of $1.168 and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise.

        As of June 29, 2001, the Company entered into a letter agreement with certain of its debenture investors, which letter agreement provided various anti-dilution adjustments to the debentures and warrants issued in the April 2000, January 2001 and March 2001 debenture offerings. These adjustments were made partly in lieu of other adjustments that would have been imposed under the terms of the April 2000, January 2001 and March 2001 debenture offering documents. As a result of these adjustments, the conversion prices for the debentures held by these entities and issued in the April 2000, January 2001 and March 2001 offerings were reduced to the lesser of (i) $2.00 per share, and (ii) 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise prices of the warrants issued in connection with the April 2000, January 2001 and March 2001 offerings were reduced to the lesser of (i) $1.168 per share, and (ii) the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants.

        In order to provide working capital and financing for the Company's expansion, as of January 9, 2002, the Company entered into a securities purchase agreement and related agreements with one accredited investor (the "Purchasers") for the purchase of $200,000 of the Company's 12% Convertible Debentures due January 9, 2003. The debentures bear interest at a rate of 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers.

        The debentures initially are convertible into shares of common stock at the lesser of $0.055 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the trading days immediately preceding conversion.

        Upon the issuance of the January 2002 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants was equal to the lesser of $0.055 and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise.

        As of January 9, 2002, the Company entered into a letter agreement with certain of its debenture investors, which letter agreement provided various anti-dilution adjustments to the debentures and warrants issued in the April 2000 debenture offering. These adjustments were made partly in lieu of other adjustments that would have been imposed under the terms of the April 2000 debenture offering documents. As a result of these adjustments, the conversion prices for the debentures held by these entities and issued in the April 2000 offering were reduced to the lesser of (i) $0.055 per share, and (ii) 50%

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise price of the warrants issued to certain debenture investors in connection with the April 2000 and January 2001 offerings, respectively, and issued on April 30, 2001, were reduced to 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants. In addition, the exercise period of the warrants issued in connection with the April 2000, January 2001 and March 2001 offerings was extended from five to seven years.

        In order to provide working capital and financing for the Company's expansion and for the acquisition of the Company's Fast Forward Marketing, Inc. business, as of March 29, 2002, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of $500,000 of the Company's 12% Convertible Debentures due March 29, 2003. The debentures bear interest at a rate of 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers. The net proceeds of the offering, after payment of some related expenses, were $380,000.

        The debentures initially are convertible into shares of common stock at the lesser of $0.035 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the trading days immediately preceding conversion.

        Upon the issuance of the March 2002 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants was equal to the lesser of $0.035 and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise.

        Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to approximately $736,400 for the six months ended March 31, 2002. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

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

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        The Company recorded financing costs of approximately $157,100 for the six months ended March 31, 2002 in connection with the repricing of existing debentures and warrants that occurred as a result of the January 2002 debenture offering.

        During the six months ended March 31, 2002, the Company issued an aggregate of 897,991 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $114,000 of principal plus accrued interest of approximately $59,000 on the Company's convertible debentures.

        As of March 31, 2002, the Company was indebted for an aggregate of $3,342,500 on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

        On January 5, 2002, approximately $185,000 of convertible debentures matured. Further, on March 9, 2002 and on May 1, 2002, approximately $440,000 and $1,480,000, respectively, of convertible debentures matured. The Company is in the process of registering a portion of the shares of common stock underlying certain of these debentures to satisfy these obligations upon conversion by the debenture holders of these debentures into shares of the Company's common stock. On May 9, 2002, the Company filed a Registration Statement on Form SB-2 with the SEC to register shares of common stock in order to partially satisfy these obligations.

5.      CONVERTIBLE PROMISSORY NOTES
--      ----------------------------

        On February 28, 2002, the Company entered into agreements with its legal counsel and its accounting firm to replace an aggregate of $372,550 of existing accounts payable to those entities with 6% convertible promissory notes due November 30, 2002. The convertible promissory notes have a conversion price equal to the lesser of (i) $0.085 and (ii) the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the notes. As of March 31, 2002, the full amount of these promissory notes remained outstanding.

6.      STOCKHOLDERS' EQUITY AND STOCK ISSUANCES
--      ----------------------------------------

        A. DEBENTURE INVESTORS
        ----------------------

        During the six months ended March 31, 2002, the Company issued an aggregate of 897,991 shares of common stock having a fair value of approximately $173,000 to various debentures investors representing the conversion of principal and interest.

        During the six months ended March 31, 2001, the Company issued an aggregate of 601,941 shares of common stock having a fair value of approximately $2,259,000 to various debentures investors representing the conversion of principal and interest.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        B. LEGAL AND CONSULTING
        -----------------------

        (i) On January 9, 2002, the Company issued 65,200 shares of common stock having a fair value of $7,500 for legal services.

        (ii) On March 18, 2002, the Company issued 160,000 shares of common stock for consulting services having a fair value of $11,520.

        (iii) On March 20, 2002, the Company issued 150,000 shares of common stock for consulting services having a fair value of $10,800.

        C. SETTLEMENT AGREEMENT
        -----------------------

        On December 3, 2001, the Company entered into a settlement agreement with a former officer in satisfaction of certain claims, and issued 125,000 shares of common stock having a fair market value of $37,500, 62,500 of which shares are covered by registration rights. During the three months ended March 31, 2002, an additional 25,000 shares of common stock were issued to that former officer having a fair market value of $9,375.

7.      ADJUSTMENTS TO OUTSTANDING SECURITIES
--      -------------------------------------

        In January 2002, the Company entered into an agreement with Bank Insinger de Beaufort, Bristol Investment Fund, Ltd., Bristol Capital, LLC, and Paul Kessler, who is a principal of Bristol Capital, LLC. Under the agreement, the conversion price of the 10% Convertible Debenture due May 1, 2002 that Bank Insinger purchased in the Company's April 2000 offering was amended to be the lesser of $0.055 and 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding a conversion. In addition, the exercise prices of the warrants issued to Bank Insinger in the February 2000, April 2000 and May 2001 offerings, the warrants issued to Bristol Investment Fund in the January 2001 offering, the warrants issued to Bank Insinger in the April 2000 offering that were transferred to Bristol Capital, and the option issued to Paul Kessler pursuant to a consulting agreement dated as of September 26, 2000 were amended so that the exercise prices are equal to 50% of the average of the lowest three intraday trading prices during the twenty trading days immediately preceding an exercise. The expiration dates of each of the warrants and options described in the preceding sentence were extended so that each is exercisable until the seventh anniversary of its issuance.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.      SEGMENT INFORMATION
--      -------------------

        Segment information is no longer presented because the modular consoles segment was discontinued upon the sale of substantially all of the assets and business of the Desience subsidiary. (See Note 10.)

9.      RELATED PARTY TRANSACTIONS
--      --------------------------

        During the six months ended March 31, 2002, the Company issued 1,080,000 shares of its common stock to officers, directors and related party consultants, having an aggregate fair market value of $201,600. During this period, the Company also loaned $36,000 at an annual interest rate of 5% to an officer and director. The loan and all accrued and unpaid interest was payable five years following the date of the loan. As of March 31, 2002, the full amount of this loan was offset against deferred compensation owed that officer and director.

10.     DISCONTINUED OPERATIONS
---     -----------------------

        On March 4, 2002, the Company sold substantially all of the assets and business of its Desience division. The purchase price was $250,000, with $50,000 paid at closing and $25,000 per month to be paid over a period of eight months following the closing. In addition, if a certain pending sales transaction closes in 2002, the Company may receive up to an additional $100,000. Included in the loss from discontinued operations at March 31, 2002, is the write-off of goodwill associated with our Desience division of approximately $337,000.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        The following is included in the loss from discontinued operations for the six months ended March 31, 2002:

                Sales                                     $     214,826
                Cost of sales                                   135,432
                                                          --------------

                Gross profit                                     79,394

                Operating expenses                              (89,235)
                Other income                                     22,728
                                                          --------------

                Income before discontinued operations            12,887
                Gain on sale of business assets                 247,301
                Write-off of remaining goodwill                (337,052)
                                                          --------------

                Loss from discontinued operations         $     (76,864)
                                                          ==============

11.     SUBSEQUENT EVENTS
---     -----------------

        On January 5, 2002, approximately $185,000 of convertible debentures matured. Further, on March 9, 2002 and on May 1, 2002, approximately $440,000 and $1,480,000, respectively, of convertible debentures matured. The Company is in the process of registering a portion of the shares of common stock underlying certain of these debentures to satisfy these obligations upon conversion by the debenture holders of these debentures into shares of the Company's common stock. On May 9, 2002, the Company filed a Registration Statement on Form SB-2 with the SEC to register shares of common stock in order to partially satisfy these obligations.

        Effective April 10, 2002, the Company entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which it issued 900 shares of its Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in the Company's now wholly-owned Fast Forward Marketing subsidiary which was issued to Bristol Capital in consideration for providing the opportunity to acquire the Fast Forward Marketing business. Each share of the Company's Series B Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of its common stock at the lesser of (i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of its common stock during the twenty trading preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price.

        In April of 2002, FFM Acquisition Corp. amended its articles of incorporation to change its name to Fast Forward Marketing, Inc. On April 8, this corporation acquired, for a cost of up to $516,000, the assets of a distributor of video products for both major motion picture studios and independent producers. The predecessor company had revenues associated with its video distribution business in excess of $4 million in 2001.

        In May 2002, we restated our June 2001 debenture issued to Alliance Equities to reflect an additional $125,000 investment by Alliance Equities, resulting in a June 2001 debenture held by Alliance Equities in the principal amount of $225,000 and an aggregate of $625,000 in June 2001 debentures outstanding.

        On May 4, 2002, we entered into a private placement transaction with one accredited investor in which we issued 714,285 shares of common stock in exchange for $30,000 cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read with our consolidated financial statements and notes to financial statements included elsewhere in this document.

OVERVIEW

         We provide secure communication services that enable consumers, businesses and government/military to send, receive, store, replicate, monitor and interact with media-rich data, including video, audio, text and real-time telemetry, or two-way wireless monitoring of remote devices. We provide online delivery of films and books and offer business services, including encoding of video for online delivery. We also distribute video products to retailers and directly to consumers through mail order catalogs.

         We derive our revenue from our content delivery services and distribution of video products. We expect to continue to place significant emphasis upon the further development and expansion of our wireless content delivery and e-commerce activities. As funds become available, we intend to increase our marketing efforts substantially in order to develop awareness, brand loyalty and sales for our www.AK.TV interactive online channel, our other web sites and our CinemaWEAR(TM) video-to-Internet encoding process. We also intend to increase our marketing efforts in order to develop awareness and sales for our video distribution business. We intend to generate revenue from advertising sponsorships, subscriptions, pay-per-view and product sales pertaining to the AK.TV channel and our other web sites. We also intend to derive revenue from both product sales and service fees pertaining to our CinemaWEAR(TM) encoding. As funds become available, we intend to continue to invest in the development of new products and services that enhance AK.TV, our other web sites and CinemaWEAR(TM) encoding and to further develop our existing wireless products and services.

         In March 2002, we sold our Desience Division to obtain additional funding for, and to strengthen our focus on, our Internet and e-commerce business activities. Prior to March 2002, our Desience Division's business involved the design, manufacture and installation of ergonomic data control console systems for high-end computer command centers.

         In April 2002, we purchased substantially all of he assets of FFM from its sole shareholder, Intervisual Books, Inc., a California corporation. We intend to further expand into the video distribution market and integrate this new aspect of our business with our existing products and services.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2002 AND THREE MONTHS ENDED MARCH 31, 2001

         NET SALES. Net sales decreased $500,895 (96.8%) from $517,388 for the quarter ended March 31, 2001 to $16,493 for the quarter ended March 31, 2002. This decrease was primarily due to a decrease in advertising revenue generated from our web sites and from the discontinuance of the operations of our Desience division.

         GROSS PROFIT. Gross profit decreased $420,738 (96.7%) from a gross profit of $434,894 for the quarter ended March 31, 2001 to a gross profit of $14,156 for the quarter ended March 31, 2002. This decrease in gross profit was due primarily to the decrease in net sales noted above.

         OPERATING EXPENSES. Total operating expenses increased $49,879
(5.4%) from $926,325 for the quarter ended March 31, 2001 to $976,204 for the quarter ended March 31, 2002. This increase in total operating expenses was due primarily to an increase in executive compensation and consulting services expenses. Marketing, advertising and investor relations costs decreased $129,223 (80.7%) from $160,093 for the quarter ended
March 31, 2001 to $30,870 for the quarter ended March 31, 2002, primarily due to our decreased consumer and trade advertising and marketing. Executive compensation increased $123,362 (137.5%) from $89,750 for the quarter ended March 31, 2001 to $213,112 for the quarter ended March 31, 2002, primarily due to the increase in the issuance of common stock to executives as compensation. Salaries decreased $38,314 (81.8%) from $46,844 for the quarter ended March 31, 2001 to $8,530 for the quarter ended March 31, 2002, due to both decreases in staff and decreases in salaries of existing staff. Consulting services expenses increased $140,884 (76.7%) from $183,751 for the quarter ended March 31, 2001 to $324,635 for the quarter ended March 31, 2002. Some of these operating expenses were paid through the issuance of shares of our common stock to the service provider.

         INTEREST AND OTHER EXPENSE. Interest and other expense decreased $73,607 (6.5%) from $1,136,960 for the quarter ended March 31, 2001 to
$1,063,353 for the quarter ended March 31, 2002. This decrease in interest and other expense was due to the decrease in the issuance of stock as payment of interest accrued and payable on, and upon conversion of portions of the principal balances of our convertible debentures.

         NET LOSS. Net loss increased $526,068 (32.2%) from $1,631,842 for the quarter ended March 31, 2001 to $2,157,910 for the quarter ended March 31, 2002. This increase in net loss was due to increased operating expenses and decreased net sales, as discussed above.

COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS ENDED MARCH 31, 2002 AND SIX MONTHS ENDED MARCH 31, 2001

         NET SALES. Net sales decreased $746,876 or 95.9%, from $778,464 for the six months ended March 31, 2001 to $31,588 for the six months ended March 31, 2002, due primarily to a decrease in advertising revenues.

         GROSS PROFIT. Gross profit decreased $634,431 or 99.0%, from $640,532 for the six months ended March 31, 2001 to $6,101 for the six months ended March 31, 2002. This decrease in gross profit primarily was due to the decrease in advertising revenues noted above.

         OPERATING EXPENSES. Total operating expenses decreased $1,693,485 or 46.7%, from $3,625,602 for the six months ended March 31, 2001 to $1,932,117 for the six months ended March 31, 2002. This decrease in total operating expenses primarily was due to decreases in consulting fees, marketing, advertising and investor relations costs, executive compensation and salaries. Consulting fees decreased $557,299 or 44.4%, from $1,254,189 for the six months ended March 31, 2001 to $696,890 for the six months ended March 31, 2002. Marketing, advertising and investor relations costs decreased $495,618 or 90.4%, from $548,257 for the six months ended March 31, 2001 to $52,639 for the six months ended March 31, 2002. Executive compensation decreased $263,603 or 34.5%, from $763,050 for the six months ended March 31, 2001 to $499,447 for the six months ended March 31, 2002. Salaries decreased $164,439 or 88.1%, from $186,648 for the six months ended March 31, 2001 to $22,209 for the six months ended March 31, 2002. These fees and costs each decreased primarily due to reduced issuances of our common stock for services during the quarter ended March 31, 2002.

         INTEREST AND OTHER EXPENSE. Other expense decreased $55,428 or 4.5%, from $1,220,473 for the six months ended March 31, 2001 to $1,165,045 for the six months ended March 31, 2002. This decrease primarily was due to a decrease in the cost of convertible debt financing costs.

         NET LOSS. Net loss decreased $1,005,339 or 24.1%, from $4,173,264 for the six months ended March 31, 2001 to $3,167,925 for the six months ended March 31, 2002. This decrease is due to the decreased operating expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. We also have available to us a $7,000,000 revolving line of credit from Alliance Equities that can be drawn upon by us for up to $500,000 per month, with interest to accrue at the rate of 10% per annum. However, during the fiscal year ended September 30, 2001 and through May 15, 2002, no amounts were outstanding under the line of credit.

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

         As of March 31, 2002, we had a working capital deficiency of $4,005,746 and an accumulated deficit of $33,732,830. As of that date, we had approximately $349,876 in cash, $20,547 in accounts receivable, $52,107 of interest receivable, and $36,280 in notes receivable from stockholders and related parties. We had accounts payable and accrued expenses of $860,223 and outstanding convertible debentures and convertible promissory notes of $3,715,050, including convertible debentures and notes issued prior to the beginning of fiscal year 2001. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled $616,847 for the six months ended March 31, 2002 as compared to $1,380,185 for the six months ended March 31, 2001. Cash provided by our investing activities totaled $124,530 for the six months ended March 31, 2002 as compared to cash provided by our investing activities of $76,378 for the quarter ended March 31, 2001.

         Cash provided by our financing activities totaled $790,720 for the six months ended March 31, 2002 as compared to $1,154,900 for the six months ended March 31, 2001. We raised $545,500 of the cash provided by our financing activities during the six months ended March 31, 2002 and $1,109,900 of the cash provided by our financing activities during the six months ended March 31, 2001 from the issuance of convertible debentures.

         For the quarter ended March 31, 2002, we had net sales of approximately $16,500 and a net loss of $2,157,910, of which loss $1,368,602 (63.4%) consisted of non-cash expenses and $337,052 (15.6%) resulted from non-cash charges associated with discontinued operations. These non-cash expenses included $475,150 of compensation, marketing and professional services expenses incurred in exchange for common stock.

         In January 2002, we issued a 12% convertible debenture due January 9, 2003 in a private offering to one accredited investor, which was accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $165,500. The investor may, at its option, purchase an additional $200,000 of our 12% convertible debentures and warrants to purchase up to 600,000 shares of common stock within 30 days after the effective date of the registration statement relating to that offering. However, the investor is not committed to purchase the additional debentures.

         In March 2002, we issued an aggregate of $500,000 of our 12% convertible debentures due March 29, 2003 in a private offering to three accredited investors, which were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were $380,000.

         Effective April 10, 2002, we entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which we issued 900 shares of our Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in our now wholly-owned Fast Forward Marketing subsidiary which was issued to Bristol Capital in consideration for providing the opportunity to acquire the Fast Forward Marketing business. Each share of our Series B Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of our common stock at the lesser of (i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of our common stock during the twenty trading preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price.

         In May 2002, we restated our June 2001 debenture issued to one accredited investor to reflect an additional $125,000 investment, resulting in a June 2001 debenture held by that investor in the principal amount of $225,000 and an aggregate of $625,000 in June 2001 debentures outstanding.

         On May 4, 2002, we entered into a private placement transaction with one accredited investor in which we issued 714,285 shares of common stock in exchange for $30,000 cash. Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

         As of May 15, 2002, we were in default under our 12% convertible debentures due January 5, 2002, our 12% convertible debentures due March 9, 2002 and our 10% convertible debentures due May 1, 2002. As of May 15, 2002, the aggregate amount of indebtedness outstanding under these debentures was $2,104,100 plus accrued and unpaid interest. We are presently unable to repay the balances of those debentures but are registering for resale a portion of the shares of our common stock that are issuable upon conversion of those debentures and anticipate that the debenture holders will convert portions of those debentures into those shares of common stock.

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

         In addition, we are devoting efforts to expand our customer base for our video distribution business, in order to increase sales related to this business. We are examining the viability of distributing videos over the Internet in order to increase sales of our video distribution business and to reduce our distribution costs as a result of more efficient video distribution procedures. We believe that if we are successful in implementing the above business strategies, we will generate increased revenues from our Internet and e-commerce business activities.

RISK FACTORS

         An investment in our common stock involves a high degree of risk. In addition to the other information in this document, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

                          RISKS RELATED TO OUR BUSINESS

     WE HAVE INCURRED OPERATING LOSSES, EXPECT CONTINUED LOSSES AND MAY NOT ACHIEVE PROFITABILITY. IF WE CONTINUE TO LOSE MONEY, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

         Our consolidated financial statements have been prepared assuming we will continue as a viable business. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of March 31, 2002, we had an accumulated deficit of approximately $33,733,000. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business.

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

         We own, license or have otherwise obtained the right to use technologies incorporated into our web sites and products. We may receive infringement claims from third parties relating to our technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology that we have licensed from third parties for incorporation into our web sites and products, we would forward those claims to the appropriate third party. If we were unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from using that technology, incur substantial costs in redesigning our web sites and products that incorporate that technology, or incur substantial costs defending any legal action taken against us, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

     IF COMMUNICATIONS TO OUR PRIMARY SERVERS ARE INTERRUPTED, OUR OPERATIONS COULD BE NEGATIVELY IMPACTED.

         Our movies and general web sites are hosted on servers owned and operated by a third party. Although offsite backup servers are maintained by our host, all of our primary servers are vulnerable to interruption by damage from fire, flood, power loss, telecommunications failure, break-ins and other events beyond our control. We have, from time to time, experienced periodic systems interruptions and anticipate that these interruptions will occur in the future. We do not maintain business interruption insurance. If we experience significant system disruptions, our business, results of operations and financial condition would be materially adversely affected because we would be unable to deliver our Internet-related products and services during the disruption and may therefore lose existing and potential customers.

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

     COMPETITION AMONG VIDEO DISTRIBUTORS HAS INTENSIFIED AND THE MOVEMENT OF SOME OF OUR PRINCIPLE SUPPLIERS INTO THE VIDEO DISTRIBUTION MARKET COULD SIGNIFICANTLY REDUCE OUR MARKET SHARE.

         The ongoing consolidation of traditional video distributors and the movement of some of the major motion picture studios, who are some of our principal suppliers in that industry, into the video distribution market has intensified the competition within the video distribution market. As a result, some of our competitors in the video distribution market have greater access to capital, marketing and advertising resources which gives them a significant advantage over us. The movement of some of the major motion picture studios into the video distribution market has threatened some of our larger accounts because those motion picture studios often contact large retailers directly. If our smaller accounts grow into larger accounts, there is an increasing possibility that major studios may try to sell to these larger accounts directly and circumvent us. If we are unable to protect our customer base as it grows, we may be forced to change our marketing efforts in the video distribution market to target smaller accounts. This potential change in marketing strategy coupled with the potential loss of larger accounts may result in a decrease in our revenues and may adversely affect our business, prospects, financial condition and results of operations.

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

     BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "KKRW" on the NASD's OTC Bulletin Board(R). Because our stock trades on the OTC Bulletin Board(R) rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

     CONVERSION OF OUR OUTSTANDING CONVERTIBLE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE BECAUSE THE CONVERSION PRICE OF THOSE SECURITIES DEPENDS UPON THE MARKET PRICE OF OUR COMMON STOCK, AND THERE IS NO CEILING ON THE NUMBER OF SHARES OF OUR COMMON STOCK THAT ARE ISSUABLE UPON EXERCISE OF THOSE SECURITIES.

         We have issued to several security holders debentures, notes, warrants and shares of preferred stock that are convertible or exercisable at prices that are equal to the lesser of a fixed price and a variable price that is based upon a discount on the market price of our common stock. As of May 6, 2002, we had a total of 13,156,325 shares of common stock outstanding, the closing sale price of a share of our common stock on the OTC Bulletin Board(R) was $.07, and the debentures, notes, warrants and shares of preferred stock with variable conversion or exercise prices were convertible or exercisable into approximately 136,500,000 shares of common stock. The number of shares that those debentures, notes and warrants ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. You could, therefore, experience substantial dilution and a decline in the value of your investment as a result of the conversion of the debentures and exercise of the warrants.

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

     OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. Our common stock trades on the OTC Bulletin Board(R) under the symbol "KKRW." For the quarter ended March 31, 2002, taking into account the 1-for-20 reverse common stock split that occurred on December 7, 2001, the high and low closing sale prices for a share of our common stock were $0.15 and $0.072, respectively. The trading prices of our common stock could experience wide fluctuations in the future in response to:

         o        quarter-to-quarter variations in our operating results;
         o        material announcements of technological innovations;
         o establishment of strategic partnerships by us or our competitors or providers of alternative products and services;
         o general conditions in the Internet and e-commerce industries; or
         o        other events or factors, many of which are beyond our control.

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements, including among others:

         o the projected growth in the video distribution, Internet and e-commerce industries and the markets for our products and services within these industries;

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

         You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Use of Proceeds," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Business."

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In January 2002, we issued an aggregate of 65,200 shares of common stock valued at approximately $7,500 to one consultant as compensation for services rendered.

         On January 9, 2002 we issued an aggregate of $200,000 of 12% convertible debentures in a private offering to one accredited investor. The investor, if certain conversion limitations are disregarded, is a beneficial owner of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.055 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock at a per share exercise price equal to the lesser of $.055 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise.

         In January 2002, in connection with the issuance of our January 2002 debentures, we issued warrants to purchase an aggregate of 60,000 shares of common stock to two entities as a transaction fee, which warrants are exercisable at a per share exercise price equal to the lesser of $.055 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise.

         In February 2002, we issued to two entities 6% convertible promissory notes due November 30, 2002 in the aggregate principal amount of $372,550. The promissory notes are immediately convertible into shares of common stock at an initial per share price equal to the lesser of $.085 and the average of the three lowest intraday sale prices during the 20 trading days immediately preceding a conversion.

         On March 29, 2002 we issued an aggregate of $500,000 of 12% convertible debentures in a private offering to four accredited investors. Two of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.035 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.035 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding a conversion or exercise.

         In March 2002, we issued an aggregate of 740,000 shares valued at approximately $53,300 to seven officers and directors as compensation for services rendered.

         In March 2002, we issued an aggregate of 160,000 shares valued at approximately $11,500 to two consultants as compensation for services rendered.

         In March 2002, we issued an aggregate of 150,000 shares valued at $10,800 to four consultants as compensation for services rendered.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         At January 5, 2002, we were in default in the repayment of principal of approximately $185,000 plus related interest on 12% Convertible Debentures due January 5, 2002. At March 9, 2002, we were in default in the repayment of principal of approximately $439,000 plus related interest on 12% Convertible Debentures due March 9, 2002. As of March 31, 2002, each of these defaults was continuing. At May 1, 2002, we were in default in the repayment of principal of approximately $1,480,000 plus related interest on 10% Convertible Debentures due May 1, 2002. At March 31, 2002, we also were in default under our obligations to register for resale shares of our common stock underlying all of our outstanding convertible debentures, other than those issued as of March 29, 2002. In addition, at March 31, 2002, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures. We are in the process of registering for resale with the Securities and E xchange Commission a portion of the shares of common stock underlying the convertible debentures under which we are in default and expect that the convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

Exhibit No.    Description
-----------    -----------

  2.1 Asset Purchase Agreement between Desience Corporation, a wholly-owned subsidiary of Kanakaris Wireless, and Russ Bassett Corp., dated as of March 4, 2002. (2)

  2.2 Asset Purchase Agreement dated as of March 29, 2002 by and between the Registrant, FFM Acquisition Corp., Fast Forward Marketing, Inc. and Intervisual Books, Inc. (3)

  3.1 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Kanakaris Wireless (3)

 10.1 Securities Purchase Agreement dated as of January 9, 2002 by and between Bank Insinger de Beaufort Safe Custody NV and the Registrant (1)

 10.2 Convertible Debenture due January 9, 2003 made by the Registrant in favor of Bank Insinger de Beaufort Safe Custody NV (1)

 10.3 Registration Rights Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort Safe Custody NV (1)

 10.4 Stock Purchase Warrant dated as of January 9, 2002 issued by the Registrant to Bank Insinger de Beaufort Safe Custody NV (1)

 10.5 Security Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort Safe Custody NV (1)

 10.6 Letter Agreement dated January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort Safe Custody NV, Bristol Investment Fund, Ltd., Bristol Capital, LLC and Paul Kessler (1)

  10.7 Agreement dated as of February 28, 2002 by and between the Registrant and Rutan & Tucker, LLP (4)

  10.8 6% Convertible Promissory Note due November 30, 2002 made by the Registrant in favor of Rutan & Tucker, LLP (4)

  10.9 Agreement dated as of February 28, 2002 by and between the Registrant and Haynie & Company (4)

  10.1 6% Convertible Promissory Note due November 30, 2002 made by the Registrant in favor of Haynie & Company (4)

  10.1 Stock Purchase Warrant dated as of January 9, 2002 issued by the Registrant to Bristol Capital, LLC (4)

  10.1 Stock Purchase Warrant dated as of January 9, 2002 issued by the Registrant to Alexander Dunham Capital Group, Inc. (4)

  10.1 Securities Purchase Agreement dated as of March 29, 2002 by and among the Registrant and each of the purchasers identified therein (3)

  10.1         Form of 12% Secured Convertible Debenture due March 29, 2003 (3)

  10.1         Form of Common Stock Purchase Warrant dated March 29, 2002 (3)

  10.1 Registration Rights Agreement dated as of March 29, 2002 by and among the Registrant and each of the investors identified therein (3)

  10.1 Security Agreement dated as of March 29, 2002 by and among the Registrant and each of the secured parties identified therein (3)

----------
(1) Filed as an exhibit to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 15, 2002 (File No. 0-28213)and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 19, 2002 (File No. 0-28213) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 22, 2002 (File No. 0-28213) and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2002 (Registration
         No. 333-87908) as incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  We filed a report on Form 8-K on March 19, 2002 in connection with the sale of our Desience division effective March 4, 2002. A copy of our related press release was included in that report. The Form 8-K included "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits."

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KANAKARIS WIRELESS

Dated: May 20, 2002             By: /S/ DAVID SHOMAKER
                                    --------------------------------------------
                                    David Shomaker
                                    Acting Chief Financial Officer
                                    (principal financial and accounting officer)