Form 10KSB/A
period 2001-09-30
KANAKARIS WIRELESS
filed 2002-06-28
CIK 1066624

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

              2716 OCEAN PARK BLVD., SUITE 2005, SANTA MONICA, CA 90405
                    (Address Of Principal Executive Offices)

                                 (949) 760-5470
              (Registrant's Telephone Number, Including Area Code)

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

         For each of the unaccredited investors participating in the transactions described above, we made available for consideration, prior to the acquisition of our securities, our most recent Annual Report on Form 10-KSB and our most recent Quarterly Report on Form 10-QSB.

         For each of the issuances described above and made for consulting or other services rendered, the per share value of the common stock issued was the fair market value of the common stock on the grant date, which equaled the closing price of a share of common stock on the NASD's OTC Electronic Bulletin Board(R) on that date.

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


                       SUMMARY COMPENSATION TABLE
                                                                                 LONG-TERM
                                                                                COMPENSATION
                                               ANNUAL COMPENSATION                  AWARDS
                                      -------------------------------------    ---------------
                           AS OF
                           YEAR                                   OTHER           SECURITIES
          NAME AND         ENDED                                  ANNUAL          UNDERLYING
     PRINCIPAL POSITION   SEPT. 30    SALARY        BONUS     COMPENSATION(1)   STOCK OPTIONS
     ------------------    ------     ------        -----      ------------    ---------------
Alex Kanakaris              2001     $167,708   $1,849,725(2)      --                --
  Chairman of the Board,    2000     $175,000   $   42,760(3)      --            188,125(4)
  President and Chief       1999     $105,000   $   97,098(5)      --                --
  Executive Officer

Branch Lotspeich            2001     $ 60,375   $   67,069(6)      --                --
  Vice Chairman of the      2000     $125,000   $    4,829(3)      --             76,250(7)
  Board and President of    1999     $105,000   $   25,134(8)      --                --
  Desience Corporation

John Robert McKay           2001     $105,000   $   16,760(9)      --                --
  Webmaster and Director    2000     $105,000   $   12,145(10)     --             24,750(11)
                            1999     $ 14,998   $    9,513(3)      --                --

Lisa Lawrence               2001     $ 49,583   $  110,000(12)     --                --
  Former Vice President-    2000     $ 61,083   $   34,900(13)     --             33,750(14)
  Internet Division,        1999     $ 14,750   $    6,875(13)     --                --
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

                              NUMBER OF
                        SECURITIES UNDERLYING       VALUE ($) OF UNEXERCISED
                       UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                         SEPTEMBER 30, 2001           SEPTEMBER 30, 2001(1)
                     ---------------------------   ---------------------------
      NAME           EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
      ----           -----------   -------------   -----------   -------------

Alex F. Kanakaris...    105,000         --              --            --

Branch Lotspeich....     60,000         --              --            --

John Robert McKay...     17,250         --              --            --

Lisa Lawrence.......     13,750         --              --            --

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

         On February 25, 1999, we entered into a memorandum of agreement with Alliance Equities, Inc. that provided that Alliance would provide ongoing consulting services to us that include, without limitation, strategic growth advice and introductions, marketing advice, and business ideas. Alliance would be compensated for these services, at our option, in cash, through the issuance of our common stock or as credit towards the purchase of our common stock. Since August 1999 and as of September 30, 2001, we had issued to Alliance an aggregate of 150,000 shares of our common stock valued at approximately $2,290,400 for consulting services rendered under the agreement. These shares were issued for consulting services which included introductions to executives of companies in industries related to ours, introductions to potential merger and acquisition candidates, assistance with business plan concepts, introduction to media personnel for company exposure, and introduction to financial analysts.

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

         On May 11, 2000 we issued 500 shares of common stock to Lisa Lawrence as compensation for consulting services rendered. Ms. Lawrence's consulting services involved a special project aimed at retaining interns to provide services to Kanakaris Wireless.

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

         In August 2000, we issued 1,500 shares of common stock valued at $22,500 to Lisa Lawrence as compensation for services rendered. These shares were issued as a bonus for obtaining content for our website.

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

         On November 6, 2000, we issued 2,500 shares of common stock valued at $19,000 to Jeff Hall as compensation for consulting services rendered. These shares were issued as compensation for advice given by Mr. Hall, who was the President of the Brentwood Media Group at the time of issuance, relating to the publishing business.

         On November 6, 2000, we issued 5,000 shares of common stock valued at $38,000 to Rose Forbes as compensation for consulting services rendered. The shares granted to Ms. Forbes, who was employed by a movie studio at the time of issuance, were granted as compensation for Ms. Forbes' advice relating to movie industry issues pertaining to online film distribution.

         On November 6, 2000, we issued 12,500 shares of common stock valued at $95,000 to Lisa Lawrence as compensation for extraordinary services rendered. These shares were issued to Ms. Lawrence as compensation for her success in organizing and managing the participation of Kanakaris Wireless in several Internet industry events.

         On November 6, 2000, we issued 2,500 shares of common stock valued at $19,000 to Pat McKenna as compensation for consulting services rendered. These shares were issued to Mr. McKenna, who was employed in the Internet industry at the time of issuance, for business consultation he rendered as a member of our board of directors.

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

         On December 11, 2000, we issued 100,000 shares of common stock valued at $510,000 to Alex Kanakaris as a stock bonus for extraordinary services rendered. These shares were issued as bonus compensation for Mr. Kanakaris' successful implementation of an online movie delivery program.

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

         On April 6, 2001, we issued 12,500 shares of common stock valued at $31,250 to Branch Lotspeich as compensation for services rendered. These shares were issued in lieu of cash compensation payable to Mr. Lotspeich for services as an employee of Kanakaris Wireless.

         On April 18, 2001, we issued 50,000 shares of common stock valued at $100,000 to Alex Kanakaris as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On April 18, 2001, we issued 5,000 shares of common stock valued at $10,000 to John McKay as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On April 18, 2001, we issued 7,500 shares of common stock valued at $15,000 to Lisa Lawrence as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On April 18, 2001, we issued 1,250 shares of common stock valued at $2,500 to Caroline Michaels as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On April 18, 2001, we issued 1,250 shares of common stock valued at $2,500 to Van Holster as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

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

         On May 1, 2001, we issued 14,881 shares of common stock valued at $31,250 to Branch Lotspeich as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         As of May 15, 2001, we issued 375,000 shares of common stock valued at $1,012,500 to Alex Kanakaris as compensation for services rendered and to be rendered. These shares were issued as bonus compensation in connection with Mr. Kanakaris' efforts to enhance our prospects of negotiating potential mergers and acquisitions and potential growth opportunities.

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

         On October 17, 2001, we issued to Branch Lotspeich 50,000 shares of common stock valued at $21,000 as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On October 17, 2001, we issued to Caroline Michaels 10,000 shares of common stock valued at $4,200 as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On October 17, 2001, we issued to Van Holster 5,000 shares of common stock valued at $2,100 as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On October 17, 2001, we issued to John McKay 5,000 shares of common stock valued at $2,100 as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On October 17, 2001, we issued to Lisa Lawrence 5,000 shares of common stock valued at $2,100 as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

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

         For each of the issuances described above and made for consulting or other services rendered, the per share value of the common stock issued was the fair market value of the common stock on the grant date, which equaled the closing price of a share of common stock on the NASD's OTC Electronic Bulletin Board(R) on that date.

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

         10.72..............................Consulting Agreement dated as of October 26, 2001 by and between the Registrant and Kevin Welch (10)

         10.73..............................Common Stock Purchase Warrant dated as of October 26, 2001 by and between the Registrant and Kevin Welch (10)

         10.74..............................Common Stock Purchase Warrant dated as of November 29, 2001 made by the Registrant in favor of Kevin Welch (11)

         10.75..............................Consulting Agreement Extension dated as of November 29, 2001 by and between the Registrant and Kevin Welch (11)

         10.76..............................Letter dated December 13, 2001 from Alliance Equities, Inc.
                                            to the Registrant regarding Extension of Line of Credit (12)

         10.77..............................Securities Purchase Agreement dated as of January 9, 2002 by and between Bank Insinger de Beaufort Safe Custody NV and
                                            the Registrant (12)

         10.78..............................Convertible Debenture due January 9, 2003 made by the
                                            Registrant in favor of Bank Insinger de Beaufort Safe
                                            Custody NV (12)

         10.79..............................Registration Rights Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort
                                            Safe Custody NV (12)

         10.80..............................Stock Purchase Warrant dated as of January 9, 2002 issued by the Registrant to Bank Insinger de Beaufort Safe
                                            Custody NV (12)

         10.81..............................Security Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort Safe
                                            Custody NV (12)

         10.82..............................Letter Agreement dated January 9, 2002 by and between the
                                            Registrant and Bank Insinger de Beaufort Safe Custody NV,
                                            Bristol Investment Fund, Ltd., Bristol Capital, LLC and
                                            Paul Kessler (12)

         21.1...............................Subsidiaries of the Registrant (1)

         23.1...............................Consent of Weinberg & Company, P.A., independent certified public accountants (12)

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

(4) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on June 12, 2000 (Registration No. 333-39102) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Amendment No. 1 to Form 10-KSB filed with the Securities and Exchange Commission on January 25, 2001 (File No. 0-28213) and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on January 29, 2001 (Registration No. 333-54514) and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on February 6, 2001 (Registration No. 333-54514) and incorporated herein by reference.
(8) Filed as an exhibit to the Registrant's Post-Effective Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on May 7, 2001 (Registration No. 333-54514) and incorporated herein by reference.
(9) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 16, 2001 (File No. 0-28213) and incorporated herein by reference.
(10) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 17, 2001
         (Registration No. 333-72618) and incorporated herein by reference.
(11) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on November 30, 2001
         (Registration No. 333-74238) and incorporated herein by reference.
(12) Filed as an exhibit to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 15, 2002 (File No. 0-28213) and incorporated herein by reference.

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
                                                               =============   =============

                 See accompanying notes to consolidated financial statements

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2001 and 2000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the years ended September 30, 2001 and 2000, the Company issued 465,342 and 174,312 respectively, of shares of common stock for consulting, marketing, advertising, investor relations and professional services having a fair value of $1,515,890 and $4,208,739, respectively. Of the 174,312 shares issued during the year ended September 30, 2000, 18,750 shares were issued for legal consulting services, and 155,562 shares were issued to a variety of business consultants including 5,000 shares to one member of the Company's board of directors and 150,562 shares to fourteen other consultants. Of the 465,342 shares issued during the year ended September 30, 2001, 2,500 shares were issued for legal consulting services, 12,500 shares were issued for accounting services, and 450,342 shares were issued to a variety of business consultants including 12,500 shares to four members of the Company's board of directors and 437,842 shares to nine other consultants.

During the year ended September 30, 2001, the Company issued 587,381 of shares of common stock in lieu of compensation of $1,006,219. Of the 587,381 shares issued during the year ended September 30, 2001, 525,000 shares were issued to the Company's Chairman of the Board, Chief Executive Officer and President, 59,881 shares were issued to six employees of the Company who were also members of the Company's board of directors and 2,500 shares were issued to two non-director employees of the Company.

During the year ended September 30, 2001, the Company issued 1,250 shares of common stock in settlement of the Netbooks.com dispute.

During the year ended September 30, 2000, the Company distributed 4,951 of shares of treasury stock and issued 2,000 shares of common stock in lieu of compensation of $32,000 and $66,900, respectively, to an employee and director.

During the year ended September 30, 2000, the Company issued 3,676 shares of common stock in exchange for the satisfaction of certain accounts payable having a value of $53,010. These shares were issued to two unrelated third-parties.

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

        (L) REVENUE RECOGNITION
        -----------------------

        Kanakaris Wireless produces revenues from the sale of monthly non-refundable subscriptions to its website for movies and books and from advertising on the Company's website. Revenues from the sales of subscriptions are recognized as amounts are received and revenues from advertising are recognized over the term of the advertising contract.

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

NOTE 8 PRIVATE PLACEMENTS
-------------------------

        During the years ended September 30, 2001 and 2000, the Company completed private placements wherein it sold to investors an aggregate of 140,834 and 30,800 common shares for cash of $243,500 and $303,251, respectively. Additionally, during 2001 and 2000 the Company issued common stock in lieu of compensation and for outside services as described in the following paragraphs.

        During 2001, the Company issued 587,381 shares of common stock to officers and stockholders, for compensation having a fair value of $1,006,219, 420,342 shares of common stock for consulting services having a fair value of $1,008,445, 30,000 shares of common stock for marketing, advertising and investor relations having a fair value of $178,000 and 15,000 shares of common stock for professional services having a fair value of $44,000.

        During 2000, the Company issued 2,000 shares of common stock and 4,951 shares of treasury stock to officers and stockholders for compensation having a fair value of $66,900, 101,050 shares of common stock for consulting services having a fair value of $2,042,523, 54,512 shares of common stock for marketing, advertising and investor relations having a fair value of $1,278,216 and 18,750 shares of common stock for professional services having a fair value of $888,000.

        The common shares issued in lieu of compensation and outside services were valued for financial accounting purposes at the fair market value of the common stock on the grant date.

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

        Relating to the $1,000,000 of debentures due February 1, 2001, the Company issued 15,000 common stock warrants on February 1, 2001, at an exercise price of $38 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 6.22%, expected option life 3 years. As of the date of this report no warrants have been exercised.

        Relating to the $3,000,000 of debentures due February 1, 2001, the Company issued 45,000 common stock warrants on April 1, 2001, at an exercise price of $38 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 6.15%, expected option life 3 years. As of the date of this report no warrants have been exercised.

        Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which for fiscal year 2000 amounted to $292,500 for debentures due September 29, 2000, $925,000 for debentures due February 1, 2001 and $1,760,000 for debentures due May 1, 2001.

        The Purchaser converted portions of the 2000 debentures and accrued interest at various times. The initial conversion price was equal to the lesser of $19.40 and 66.66% of the average closing bid price during the twenty trading days immediately preceding the conversion dates.

        In order to provide working capital and financing for the Company's expansion during 2001, effective as of January 5, 2001, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of the Company's 12% Convertible Debentures due January 5, 2002 and March 9, 2002.

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

        Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which for fiscal year 2001 amounted to $533,500 for the debentures due January 5, 2002, and $412,500 for the debentures due March 9, 2002.

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

        In connection with the 2001 issuance of the convertible debentures due due January 5, 2002, the Company has issued warrants to acquire additional shares of the Company's common stock as follows:

        The Company issued 20,000 common stock warrants on January 5, 2001, at an exercise price of $50 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 101%, risk-free interest rate 4.81%, expected option life 3 years. As of the date of this report no warrants have been exercised.

        The Company issued 3,750 common stock warrants on February 15, 2001, at an exercise price of $50 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 101%, risk-free interest rate 4.68%, expected option life 3 years. As of the date of this report no warrants have been exercised.

        The Company issued 8,750 common stock warrants on March 9, 2001, at an exercise price of $50 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 101%, risk-free interest rate 4.30%, expected option life 3 years. As of the date of this report no warrants have been exercised.

        In connection with the 2001 issuance of the convertible debentures due March 9, 2002, the Company issued 32,500 common stock warrants on March 5, 2001, at an exercise price of $50 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 101%, risk-free interest rate 4.30%, expected option life 3 years. As of the date of this report no warrants have been exercised.

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

        The 67,500 warrants had an exercise price of $1.17 per share as consideration for extending the due date related to debt financing. The fair market value of the warrants, aggregating $97,108 was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 132%, risk-free interest rate 4.25%, expected option life 3 years. The $97,108 was charged to interest and financial costs at the grant date. As of the date of this report no warrants have been exercised.

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

        Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which for fiscal year 2001 amounted to $50,000 for debentures due June 29, 2002.

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

        The Company issued 75,000 common stock warrants on June 29, 2001, at an exercise price of $1.17 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 101%, risk-free interest rate 3.58%, expected option life 3 years. As of the date of this report no warrants have been exercised.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which amounts aggregated approximately $996,000 and $2,977,500 in 2001 and 2000, respectively. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

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

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

        During the year ended September 30, 2001, the Company issued an aggregate of 1,552,514 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $3,090,672 of principal plus related interest on the Company's convertible debentures. No gain or loss was recognized upon the conversion of debt to equity (See Note 11).

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

        The debenture contains a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the then market price on the date of issuance, the fixed conversion price shall be adjusted as stipulated in the agreement. Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to $280,000 for the year ended 2000. There is no amortization period for these financing costs since the debentures are convertible immediately upon issuance.

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

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                        ---------------------------------

                                   Internet       Modular
            2001                   Commerce       Consoles        Total
------------------------------   -------------   ------------  -------------

Revenues                         $  1,186,681    $   513,136   $  1,699,817
Segment profit (loss)              (9,251,149)        27,090     (9,224,059)
Total assets                        1,135,953         34,771      1,170,724
Additions to long-lived assets         49,221              -         49,221
Depreciation and amortization         146,682            249        146,931

                                   Internet       Modular
            2000                   Commerce       Consoles        Total
------------------------------   -------------   ------------  -------------

Revenues                         $     22,594    $   591,244   $    613,838
Segment profit (loss)             (13,012,736)        36,030    (12,976,706)
Total assets                        2,384,966        103,235      2,488,201
Additions to long-lived assets        503,636          1,254        504,890
Depreciation and amortization          63,004          3,087         66,091

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

Dated: June 26, 2002                   KANAKARIS WIRELESS

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

        SIGNATURE                          TITLE                           DATE
        ---------                          -----                           ----
/S/ ALEX F. KANAKARIS              Chairman of the Board,            June 26, 2002
----------------------------       President, Chief Executive
Alex F. Kanakaris                  Officer, and Director
                                   (Principal Executive
                                   Officer)

/S/ DAVID THOMAS SHOMAKER          Acting Chief Financial            June 26, 2002
----------------------------       Officer (Principal Financial
David Thomas Shomaker              and Accounting Officer)

/S/ JOHN ROBERT MCKAY              Webmaster and Director            June 26, 2002
----------------------------
John Robert McKay

/S/ LISA LAWRENCE                  Director                          June 26, 2002
----------------------------
Lisa Lawrence

/S/ VAN HOLSTER                    Director                          June 26, 2002
----------------------------
Van Holster

/S/ ROSE FORBES                    Director                          June 26, 2002
----------------------------
Rose Forbes

                                   Director                          June 26, 2002
----------------------------
Caroline Michaels

                                   Director                          June 26, 2002
----------------------------
Charles Moore
