Form 10QSB/A
period 2002-03-31
KANAKARIS WIRELESS
filed 2002-06-28
CIK 1066624

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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
                                                               ============      ============

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended March 31, 2002, the Company issued 2,612,128 shares of common stock for consulting services having a fair value of $709,227. The 2,612,128 shares issued during the six months ended March 31, 2002, were issued to a variety of business consultants including 5,000 shares to one non-employee member of the Company's board of directors, 10,000 shares to one member of the Company's board of directors who was also an employee of the Company, and 2,597,128 and thirteen other consultants.

During the six months ended March 31, 2002, the Company issued 65,200 shares of common stock to an attorney for legal services having a fair value of $7,500.

During the six months ended March 31, 2002, the Company issued 830,000 shares of common stock in lieu of compensation of $112,055. Of the 830,000 shares issued during the six months ended March 31, 2002, 350,000 shares were issued to the Company's Chairman of the Board, Chief Executive Officer and President, 185,000 shares were issued to one employee of the Company who was also a member of the Company's board of directors, 140,000 shares were issued to four directors who were then employees of the Company, 125,000 shares were issued to two non-employee directors of the Company, and 30,000 shares were issued to two non-director employees of the Company.

During the six months ended March 31, 2002, the Company issued an aggregate of 897,991 shares of common stock having a fair value of approximately $173,000 to various debentures investors representing the conversion of principal and interest.

During the six months ended March 31, 2002, the Company converted $372,550 of accounts payable to convertible promissory notes.

During the six months ended March 31, 2001, the Company issued 133,397 shares of common stock for consulting, and professional services having a fair value of $1,072,212. Of the 133,397 shares issued during the six months ended
March 31, 2001, 2,500 shares were issued for legal consulting services, and 130,897 shares were issued to a variety of business consultants including 10,000 shares to three members of the Company's board of directors and 120,897 shares to five other consultants.

During the six months ended March 31, 2001, the Company issued 113,750 shares of common stock in lieu of compensation of $611,375. Of the 113,750 shares issued during the six months ended March 31, 2001, 100,000 shares were issued to the Company's Chairman of the Board, Chief Executive Officer and President, 12,500 shares were issued to one employee of the Company who was also a member of the Company's board of directors, and 1,250 shares were issued to one non-director employee of the Company.

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

         On March 4, 2002, the Company entered into an asset purchase agreement whereby substantially all of the assets and business of Desience were sold. Included in the sale were all contract rights. Accordingly, for accounting purposes, the financial activity of Desience is being treated as a discontinued operation and is presented in the statements of operations separately from continuing operations. (See Note 11.)

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

2.       NOTES RECEIVABLE
--       ----------------

         Notes receivable consist of the following:

             Russ Basset Corp.                         $   200,000
             Hackman                                       158,000
             Greenwood & Hall                              300,000
                                                       -----------
                                                           658,000

             Less allowance for doubtful accounts         (458,000)

                                                       $   200,000
                                                       ===========

         Russ Bassett Corp. note is payable in monthly installments of $25,000. A total of $50,000 was received in the three months ended March 31, 2002. No payments were received in the quarter ended March 31, 2002 from Hackman or Greenwood & Hall (interest bearing at 10%). Interest income of approximately $16,800 has been accrued during the six months ended March 31, 2002.

3.       COMMITMENTS AND CONTINGENCIES
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

4.       REVOLVING LINE OF CREDIT
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

5.       DEBENTURE INVESTORS
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

6.      CONVERTIBLE PROMISSORY NOTES
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

7.      STOCKHOLDERS' EQUITY AND STOCK ISSUANCES
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

8.      ADJUSTMENTS TO OUTSTANDING SECURITIES
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

9.      SEGMENT INFORMATION
--      -------------------

        Segment information is no longer presented because the modular consoles segment was discontinued upon the sale of substantially all of the assets and business of the Desience subsidiary. (See Note 11.)

10.     RELATED PARTY TRANSACTIONS
---     --------------------------

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

11.     DISCONTINUED OPERATIONS
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

12.     SUBSEQUENT EVENTS
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

        The purchase price allocation to be recorded for the acquisition of the business of Fast Forward Marketing, Inc. approximates the following:

                Accounts receivable                          $   393,000
                Inventory                                         29,000
                Fixed assets                                      72,000
                Other current assets                               1,000
                                                             -----------
                    Total assets                                 495,000
                Liabilities assumed:
                  Accounts payable and accrued expenses          854,000

                Excess of liabilities assumed over
                    assets acquired                              359,000
                Purchase price                                   516,000

                Goodwill                                         875,000
                                                             ===========

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

                                    KANAKARIS WIRELESS

Dated: June 26, 2002             By: /S/ DAVID THOMAS SHOMAKER
                                    --------------------------------------------
                                    David Thomas Shomaker
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)