Form 10QSB
period 2002-06-30
KANAKARIS WIRELESS
filed 2002-08-19
CIK 1066624

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2002

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's only class of common stock, $.001 par value per share, was 18,385,517 on August 13, 2002.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS
                       KANAKARIS WIRELESS AND SUBSIDIARIES

Condensed Consolidated Balance Sheet at June 30, 2002.....................F-1

Condensed Consolidated Statements of Operations for the Three Months
     and Nine Months Ended June 30, 2002 and 2001.........................F-3

Condensed Consolidated Statements of Comprehensive Loss for the
     Three Months and Nine Months Ended June 30, 2002 and 2001............F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended June 30, 2002 and 2001.........................................F-5

Condensed Consolidated Statement of Changes in Stockholders' Equity
     (Deficiency) for the Nine Months Ended June 30, 2002.................F-7

Notes to Condensed Consolidated Financial Statements......................F-8

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

ASSETS
------

Current assets:
   Cash and cash equivalents                                         $   23,090
   Accounts receivable - net                                            243,288
   Inventories                                                           56,678
   Investments in marketable securities                                   4,709
   Current maturities of notes receivable -
      shareholders and related parties                                   36,280
   Notes receivable                                                     125,000
   Interest receivable                                                   49,103
   Prepaid expenses                                                      19,786
   Advances to suppliers                                                    700
                                                                     -----------

           TOTAL CURRENT ASSETS                                         558,634
                                                                     -----------

Property and equipment, net of accumulated
   depreciation and amortization                                        100,453
                                                                     -----------

Other assets:
   Film library - net of amortization                                   309,376
   Goodwill - net of amortization                                       657,629
   Other                                                                  1,750
                                                                     -----------

           TOTAL OTHER ASSETS                                           968,755
                                                                     -----------

           TOTAL ASSETS                                              $1,627,842
                                                                     ===========

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                           $  2,029,328
   Convertible debentures                                             3,413,100
   Convertible promissory notes                                         372,550
   Due to former shareholder of subsidiary                              113,183
                                                                   -------------

           TOTAL CURRENT LIABILITIES                                  5,928,161
                                                                   -------------

Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 Class A Convertible issued
       and outstanding                                                   10,000
   Common stock, $0.001 par value; 250,000,000
       shares authorized; 16,412,720 issued and
       outstanding                                                       16,412
   Additional paid-in capital                                        31,402,025
   Accumulated deficit                                              (34,996,285)
   Deferred expense                                                    (625,180)
   Comprehensive loss                                                  (107,291)
                                                                   -------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                   (4,300,319)
                                                                   -------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) $  1,627,842
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

                                      KANAKARIS WIRELESS AND SUBSIDIARIES
                                Condensed Consolidated Statements of Operations
                                                  (Unaudited)

                                                      Three Months   Three Months     Nine Months     Nine Months
                                                         Ended          Ended           Ended           Ended
                                                        June 30,       June 30,        June 30,        June 30,
                                                         2002            2001            2002            2001
                                                     -------------   -------------   -------------   -------------

Net sales                                            $    317,108    $    369,383    $    348,696    $  1,147,847

Cost of sales                                             233,637         109,209         259,124         247,141
                                                     -------------   -------------   -------------   -------------

           GROSS PROFIT                                    83,471         260,174          89,572         900,706
                                                     -------------   -------------   -------------   -------------

Operating expenses:
   Executive compensation                                 335,882         460,535         848,829       1,223,585
   Salaries                                               112,810          95,116         135,019         281,764
   Payroll taxes and employee benefits                     11,914           9,374          16,990          25,053
   Consulting services                                    309,135         348,745       1,006,025       1,602,934
   Travel and entertainment                                18,194          33,964          54,239         131,608
   Telephone and utilities                                 18,260          10,629          28,247          36,433
   Marketing, advertising and investor relations           14,882          68,646          67,521         616,903
   Professional fees                                      150,771         226,332         547,138         656,452
   Rent                                                    21,675          39,616          21,675          64,939
   Office and other expenses                               97,642          28,516         200,548         173,948
   Equipment rental and expense                               143             671           1,161             671
   Insurance                                               22,418          18,361          57,533          52,505
   Depreciation and amortization                           38,786          37,090          98,821         109,440
   Bad debt expense                                        35,387              --          35,387              --
   Taxes - other                                              281           1,703             281           4,103
   Bank charges                                             1,259             289           1,819             901
   Website development                                         --           4,464             323          42,609
                                                     -------------   -------------   -------------   -------------

           TOTAL OPERATING EXPENSES                     1,189,439       1,384,051       3,121,556       5,023,848
                                                     -------------   -------------   -------------   -------------

       Loss from operations                            (1,105,968)     (1,123,877)     (3,031,984)     (4,123,142)

       Financing and other income (expense), net         (151,662)     (1,780,339)     (1,316,707)     (3,000,812)
                                                     -------------   -------------   -------------   -------------

       Loss before discontinued operations             (1,257,630)     (2,904,216)     (4,348,691)     (7,123,954)

       Discontinued operations                             (5,825)        (58,123)        (82,689)        (11,649)
                                                     -------------   -------------   -------------   -------------

       Net loss                                      $ (1,263,455)   $ (2,962,339)   $ (4,431,380)   $ (7,135,603)
                                                     =============   =============   =============   =============

       Net (loss) income per common share:
         Basic and diluted-continuing operations     $       (.10)   $      (1.08)   $       (.46)   $      (2.87)
         Basic and diluted-discontinued operations             --            (.02)           (.01)             --
                                                     -------------   -------------   -------------   -------------

         Net loss per share                          $       (.10)   $      (1.10)   $       (.47)   $      (2.87)
                                                     =============   =============   =============   =============

       Weighted average common shares
          outstanding - basic and diluted              12,915,386       2,687,673       9,366,530       2,487,638
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

                                 KANAKARIS WIRELESS AND SUBSIDIARIES
                       Condensed Consolidated Statements of Comprehensive Loss
                                             (Unaudited)

                                    Three Months  Three Months    Nine Months    Nine Months
                                       Ended         Ended          Ended          Ended
                                      June 30,      June 30,       June 30,       June 30,
                                       2002           2001           2002           2001
                                   ------------   ------------   ------------   ------------
Net loss                           $(1,263,455)   $(2,962,339)   $(4,431,380)   $(7,135,603)

Other comprehensive loss:
   Unrealized loss on securities       (18,491)          (880)       (59,291)      (938,400)
                                   ------------   ------------   ------------   ------------

Comprehensive loss                 $(1,281,946)   $(2,963,219)   $(4,490,671)   $(8,074,003)
                                   ============   ============   ============   ============

               See accompanying notes to condensed consolidated financial statements.

                                                F-4

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                   2002           2001
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(4,431,380)   $(7,135,603)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                     --          8,463
           Depreciation and amortization                            98,821         88,323
           Write-off of goodwill                                   337,052             --
           Netbooks.com settlement                                      --          3,750
           Settlement agreement                                     51,675             --
           Provision for bad debts                                  35,405             --
           Gain on sale of assets                                 (247,301)            --
           Deferred advertising income realized                         --     (1,092,000)
           Compensation, consulting, marketing and
             professional services, incurred in exchange
             for common stock                                    1,500,227      1,991,283
           Consulting services incurred in exchange
             for stock options                                      46,841        334,706
           Convertible debt-marketing cost                         199,500        190,100
           Convertible debt-financing cost                         893,452      2,621,018
           Convertible debt-interest cost                           62,339        254,863
   Changes in assets and liabilities
       (Increase) decrease in:
              Accounts receivable                                 (156,600)       267,049
              Inventory                                            (54,718)         2,495
              Prepaid expenses                                         277         71,362
              Advances to suppliers and security deposits              386         (6,585)
              Interest receivable                                  (13,798)       (16,534)
       Increase (decrease) in:
              Accounts payable and accrued expenses              1,192,309        124,355
              Royalties payable                                         --         12,841
              Other current liabilities                            122,238          3,823
                                                               ------------   ------------

           NET CASH USED IN OPERATING ACTIVITIES                  (363,275)    (2,050,645)
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (735,358)       (17,824)
   Increase in notes receivable -
      shareholders and related parties                              74,530        234,529
   Notes receivable collections                                    125,000         47,000
   Acquisition of film library                                          --        (31,397)
                                                               ------------   ------------

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (535,828)       232,308
                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                              245,220        100,000
   Payment to former shareholder of subsidiary                          --         (5,000)
   Proceeds from convertible debt                                  625,500      1,109,900
                                                               ------------   ------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES               870,720      1,204,900
                                                               ------------   ------------

Net decrease in cash and cash equivalents                          (28,383)      (613,437)

Cash and cash equivalents, beginning of period                      51,473        615,101
                                                               ------------   ------------

Cash and cash equivalents, end of period                       $    23,090    $     1,664
                                                               ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2002, the Company issued 4,192,128 shares of common stock for consulting services having a fair value of $738,626. The 4,192,128 shares issued during the nine months ended June 30, 2002, were issued to a variety of business consultants including 5,000 shares to one non-employee member of the Company's board of directors, 10,000 shares to one member of the Company's board of directors who was also an employee of the Company, and 4,177,128 shares to twenty other consultants.

During the nine months ended June 30, 2002, the Company issued an aggregate of 285,000 shares of common stock having a fair market value of $51,675 to a former officer in satisfaction of certain claims.

During the nine months ended June 30, 2002, the Company issued 65,200 shares of common stock for legal services having a fair value of $7,500.

During the nine months ended June 30, 2002, the Company issued 4,005,000 shares of common stock in lieu of compensation of $271,180. Of the 4,005,000 shares issued during the nine months ended June 30, 2002, 2,350,000 shares were issued to the Company's Chairman of the Board, Chief Executive Officer and President, 935,000 shares were issued to one employee of the Company who was also a member of the Company's board of directors, 140,000 shares were issued to four directors who were then employees of the Company, 125,000 shares were issued to two non-employee directors of the Company and 455,000 shares were issued to fifteen non-director employees of the Company, including employees of the Company's Fast Forward Marketing subsidiary.

During the nine months ended June 30, 2002, the Company issued an aggregate of 2,644,438 shares of common stock having a fair value of approximately $231,000 to various debenture investors representing the conversion of principal and interest.

During the nine months ended June 30, 2002, the Company converted $372,550 of accounts payable to convertible promissory notes.

During the nine months ended June 30, 2001, the Company issued 205,897 shares of common stock for consulting, marketing and professional services having a fair value of $1,286,612. Of the 205,897 shares issued during the nine months ended June 30, 2001, 2,500 shares were issued for legal consulting services, 12,500 shares were issued for accounting services, and 190,897 shares were issued to a variety of business consultants including 10,000 shares to three members of the Company's board of directors and 180,897 shares to six other consultants.

During the nine months ended June 30, 2001, the Company issued 587,380 shares of common stock in lieu of compensation of $1,828,874. Of the 587,380 shares issued during the nine months ended June 30, 2001, 525,000 shares were issued to the Company's Chairman of the Board, Chief Executive Officer and President, 47,380 shares were issued to two employees of the Company who were also members of the Company's board of directors, and 15,000 shares were issued to six non-director employees of the Company.

During the nine months ended June 30, 2001, the Company issued an aggregate of 873,297 shares of common stock having a fair value of approximately $2,686,000 to various debenture investors representing the conversion of principal and interest.

     See accompanying notes to condensed consolidated financial statements.

                                      KANAKARIS WIRELESS AND SUBSIDIARIES
                Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                    For the Nine Months Ended June 30, 2002
                                                  (Unaudited)

                                           Common Stock Issued                    Preferred Stock
                               -------------------------------------------  ----------------------------
                                  Shares          Amount         Shares         Amount         APIC
                               -------------  -------------  -------------  -------------  -------------

Balances
September 30, 2001                4,514,704   $      4,514      1,000,000   $     10,000   $ 28,928,690

  Stock issued for cash:            706,250            707             --             --        244,513

  Stock issued for:
    Compensation                  4,005,000          4,005             --             --        267,175
    Consulting services           4,192,128          4,192             --             --        734,434
    Professional services            65,200             65             --             --          7,435

  Settlement Agreement              285,000            285             --             --         51,390

  Converted debentures            2,644,438          2,644             --             --        228,095

  Convertible debt financing
    Costs                                --             --             --             --        893,452

  Issuance of common
    stock option for
    consultants                          --             --             --             --         46,841

  Unrealized loss on
   investment                            --             --             --             --             --

  Net (loss)                             --             --             --             --             --
                               -------------  -------------  -------------  -------------  -------------

BALANCES JUNE 30, 2002           16,412,720   $     16,412      1,000,000   $     10,000   $ 31,402,025
                               =============  =============  =============  =============  =============
                                                                                              (CONTINUED)

                                Accumulated       Deferred     Comprehensive
                                  Deficit         Expense          Loss             Total
                               -------------   -------------   -------------   -------------

Balances
September 30, 2001             $(30,564,905)   $ (1,108,101)   $    (48,000)   $ (2,777,802)

  Stock issued for cash:                 --              --              --         245,220

  Stock issued for:
    Compensation                         --         379,688              --         650,868
    Consulting services                  --         103,233              --         841,859
    Professional services                --              --              --           7,500

  Settlement Agreement                   --              --              --          51,675

  Converted debentures                   --              --              --         230,739

  Convertible debt financing
    Costs                                --              --              --         893,452

  Issuance of common
    stock option for
    consultants                          --              --              --          46,841

  Unrealized loss on
   investment                            --              --         (59,291)        (59,291)

  Net (loss)                     (4,431,380)             --              --      (4,431,380)
                               -------------   -------------   -------------   -------------

BALANCES JUNE 30, 2002         $(34,996,285)   $   (625,180)   $   (107,291)   $ (4,300,319)
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

                                                     F-7

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         (A) BASIS OF PRESENTATION
         -------------------------

         The condensed consolidated financial statements included herein have been prepared by Kanakaris Wireless, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Kanakaris Wireless believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended September 30, 2001 included in Form 10-KSB. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending September 30, 2002, or any other period.

         (B) BUSINESS ORGANIZATION AND ACTIVITY
         --------------------------------------

         Kanakaris Wireless, which on June 2, 2000 changed its name from Kanakaris Communications, Inc. (formerly Big Tex Enterprises, Inc.) (the "Company"), was incorporated in the State of Nevada on November 1, 1991. The Company operates various websites including www.Kanakaris.com, an interactive entertainment content delivery website. The Company's websites consolidate previous websites developed by the Company including www.CinemaPop.com, www.WordPop.com and www.AK.TV. The Company's websites offer consumers over 400 click-and-view online movies, a television-styled web channel which plays regularly scheduled movies and other features, and print-on-demand books with online preview chapters. In addition, the Company's websites offer for sale various products of the pop culture genre and VHS and DVD titles. The Company also develops and supplies software and products for electronic commerce and content delivery. The Company operated a subsidiary, which was sold in March 2002, which designed and installed modular data control consoles. In April 2002, the Company acquired the business of Fast Forward Marketing, Inc., a national distributor of VHS and DVD movies and features, and now operates a video distribution business through its Fast Forward Marketing, Inc. subsidiary.

         (C) BUSINESS COMBINATIONS
         -------------------------

         On October 10, 1997 (the "Acquisition Date"), Kanakaris Internetworks, Inc. ("KIW") consummated a Stock Purchase Agreement with the shareholder (the "Seller") of Desience Corporation ("Desience") to purchase 10,000 common shares representing 100% of its issued and outstanding common stock in exchange for a 4% royalty on the gross sales (after collection) of Desience subsequent to the Acquisition Date, to be paid monthly for as long as Desience remains in business or its products are sold. Pursuant to APB 16, since the Seller had no continuing affiliation with KIW, the 4% royalty is accounted for as an increase to goodwill at the date the amount is determinable. In addition, the Seller shall receive 5% of funds which are to be allocated to Desience arising from KIW's next securities offering as a non-refundable advance on the royalty. As of June 30, 2002, no advances have been given. KIW will hold harmless the Seller from any claims, causes of action, costs, expenses, liabilities, and prior

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         shareholder advances. Immediately following the exchange, Desience became a wholly-owned subsidiary of KIW. The fair value of the assets and liabilities acquired pursuant to the acquisition of Desience was $148,776 and $468,120, respectively, which resulted in goodwill of $319,344 at the Acquisition Date since no trademarks, copyrights, existing or identified long term requirement contracts or other intangibles existed at that date. Additions to goodwill resulting from the royalty for the nine months ended June 30, 2002 and 2001 were $8,488 and $12,144, respectively. As of June 30, 2002, all goodwill had been written-off.

         On March 4, 2002, the Company entered into an asset purchase agreement whereby substantially all of the assets and business of Desience were sold. Included in the sale were all contract rights. Accordingly, for accounting purposes, the financial activity of Desience is being treated as a discontinued operation and is presented in the statements of operations separately from continuing operations. (See note 12).

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

         On March 15, 2002, the Company formed a new corporation called FFM Acquisition Corp. On April 8, 2002, this corporation acquired, for a cost of up to $516,000, the assets and certain liabilities of a distributor of video products for both major motion picture studios and independent producers. In April 2002, FFM Acquisition Corp. amended its articles of incorporation to change its name to Fast Forward Marketing, Inc.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         (D) PRINCIPLES OF CONSOLIDATION
         -------------------------------

         The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Kanakaris Internetworks Inc., Desience Corporation, and Fast Forward Marketing, Inc. (formerly known as FFM Acquisition, Corp.). All significant intercompany balances and transactions have been eliminated in consolidation. Desience has been classified as a discontinued operation, and the prior year's information has been restated to account for this classification.

         (E) EARNINGS PER SHARE
         ----------------------

         Earnings (loss) per share is computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The assumed exercise of outstanding common share equivalents was not utilized since the effect was anti-dilutive.

2.       NOTES RECEIVABLE
         ----------------

         At June 30, 2002, notes receivable consisted of the following:

                 Russ Bassett Corp                                    $ 125,000
                 Hackman                                                158,000
                 Greenwood & Hall                                       300,000
                                                                      ----------
                                                                        583,000
                 Less allowance for doubtful accounts                  (458,000)
                                                                      ----------

                                                                      $ 125,000
                                                                      ==========

         The note receivable from Russ Bassett Corp. is receivable in monthly installments of $25,000, and $75,000 was received in the three months ended June 30, 2002. No payments were received in the quarter from Hackman or Greenwood & Hall (interest bearing at 10%). Interest income of approximately $18,000 has been accrued in the nine months ended June 30, 2002.

3.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         (A) LEGAL ACTIONS
         -----------------

         Dataview Consoles, Inc., dba Swanson Engineering & Manufacturing Company, entered into a settlement agreement with the Company in 2001 under which the Company and Desience agreed to pay twelve monthly installments of $3,500. As of June 30, 2002, all required payments had been made under this agreement.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         On March 8, 2001, Loudeye Technologies, Inc., commenced an action against the Company. The complaint alleges breach of contract for $44,107 and also seeks attorneys' fees, court costs and late charges. On October 11, 2001, the Company filed an answer to the Loudeye complaint that includes a general denial of all allegations made by Loudeye and, as of June 30, 2002, no further action had been taken by either Loudeye or the Company.

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

         (B) SERVICE AGREEMENTS
         ----------------------

         On October 9, 2001, the Company entered into a service agreement with Mind Pointe, Inc. Based upon the terms of the contract, Mind Pointe, Inc. will provide web hosting, development services, and programming and design assistance for the Company's websites. The Company has agreed to pay a maximum of approximately $17,000 each month for these services. For the three months ended June 30, 2002, $41,000 was charged to operations under this agreement.

4.       REVOLVING LINE OF CREDIT
         ------------------------

         On February 25, 1999, the Company entered into a Revolving Line of Credit Agreement ("the Agreement") with Alliance Equities, Inc. ("Alliance"), a Florida-based venture capital firm. Under the terms of the Agreement, as amended to date, Alliance will make available through December 30, 2003, a $7,000,000 revolving line of credit with interest on the unpaid principal at 10% per annum. Under the terms of the Agreement, the Company may draw up to $500,000 per month on the total line of credit upon written request by the Company to Alliance. Additionally, the parties have agreed that any portion of the indebtedness may be paid back by the Company either in cash or by the issuance of common stock. Furthermore, in a separate Memorandum of Agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of common stock or credit towards the purchase of common stock. As of June 30, 2002, no amounts were outstanding under this line of credit, and the Company had issued to Alliance 80,000 shares of common stock valued at approximately $554,000 for these services since 1999.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5.       DEBENTURE INVESTORS
         -------------------

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

         On May 6, 2002, the Company increased the indebtedness on one of its June 2001 convertible debentures to reflect an additional $125,000 investment, resulting in an aggregate of $625,000 of June 2001 convertible debentures outstanding.

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

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

         The debentures initially were convertible into shares of common stock at the lesser of $0.055 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the trading days immediately preceding conversion.

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

         As of January 9, 2002, the Company entered into a letter agreement with certain of its debenture investors, which letter agreement provided various anti-dilution adjustments to the debentures and warrants issued in the April 2000 debenture offering. These adjustments were made partly in lieu of other adjustments that would have been imposed under the terms of the April 2000 debenture offering documents. As a result of these adjustments, the conversion prices for the debentures held by these entities and issued in the April 2000 offering were reduced to the lesser of (i) $0.055 per share, and (ii) 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise price of the warrants issued to certain debenture investors in connection with the April 2000 and January 2001 offerings, respectively, and issued on April 30, 2001, were reduced to 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants. In addition, the exercise period of the warrants issued in connection with the April 2000, January 2001 and March 2001 offerings was extended from five to seven years.

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

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         The debentures initially were convertible into shares of common stock at the lesser of $0.035 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the trading days immediately preceding conversion.

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

         Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to approximately $736,400 for the nine months ended June 30, 2002. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

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

         The Company recorded financing costs of approximately $157,100 for the nine months ended June 30, 2002 in connection with the repricing of existing debentures and warrants that occurred as a result of the January 2002 debenture offering.

         During the nine months ended June 30, 2002, the Company issued an aggregate of 2,644,438 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $168,000 of principal plus accrued interest of approximately $63,000 on the Company's convertible debentures.

         As of June 30, 2002, the Company was indebted for an aggregate of $3,413,100 on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         On January 5, 2002, approximately $185,000 of convertible debentures matured. On March 9, 2002 and on May 1, 2002, approximately $440,000 and $1,480,000, respectively, of convertible debentures matured. Further, on June 29, 2002, approximately $625,000 of convertible debentures matured. The Company is in the process of registering a portion of the shares of common stock underlying certain of these debentures to satisfy these obligations upon conversion by the debenture holders of these debentures into shares of the Company's common stock. On May 9, 2002, the Company filed a Registration Statement on Form SB-2 with the SEC to register shares of common stock in order to partially satisfy these obligations. This Registration Statement has not been declared effective by the SEC and the Company remains in default in the repayment of the debentures identified above and in the making of quarterly interest payments for the last three quarters, and for part of the quarter ended September 30, 2001, on the Company's outstanding convertible debentures.

6.       CONVERTIBLE PROMISSORY NOTES
         ----------------------------

         On February 28, 2002, the Company entered into agreements with its legal counsel and its accounting firm to replace an aggregate of $372,550 of existing accounts payable to those entities with 6% convertible promissory notes due November 30, 2002. The convertible promissory notes have a conversion price equal to the lesser of (i) $0.085 and (ii) the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the notes. As of June 30, 2002, the full amount of these promissory notes remained outstanding.

7.       SERIES B PREFERRED STOCK
         -------------------------

         Effective April 10, 2002, the Company entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which it issued 900 shares of its Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in the Company's now wholly-owned Fast Forwarding Marketing subsidiary which was issued to Bristol Capital in consideration for providing the opportunity to acquire the Fast Forward Marketing business. Each share of the Company's Series B Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of its common stock at the lesser of (i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of its common stock during the twenty trading preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price. As of June 30, 2002, all 900 shares of the Company's Series B Convertible Preferred Stock remained outstanding.

8.       STOCKHOLDERS' EQUITY AND STOCK ISSUANCES
         ----------------------------------------

         A. DEBENTURE INVESTORS
         ----------------------

         During the nine months ended June 30, 2002, the Company issued an aggregate of 2,644,438 shares of common stock having a fair value of approximately $231,000 to various debenture investors representing the conversion of principal and interest.

         B. LEGAL AND CONSULTING
         -----------------------

         (i) On April 2, 2002, the Company issued 300,000 shares of common stock for consulting services having a fair value of $25,500.

         (ii) On June 7, 2002, the Company issued 1,380,000 shares of common stock for consulting services having a fair value of $41,400.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         C. SETTLEMENT AGREEMENT
         -----------------------

         On December 3, 2001, the Company entered into a settlement agreement with a former officer in satisfaction of certain claims, and issued 125,000 shares of common stock having a fair market value of $46,875, 62,500 of which shares are covered by registration rights. During the three months ended June 30, 2002, an additional 160,000 shares of common stock were issued to that former officer having a fair market value of $4,800.

9.       ADJUSTMENTS TO OUTSTANDING SECURITIES
         -------------------------------------

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

10.      SEGMENT INFORMATION
         -------------------

         For the nine months ended June 30:

                                            Internet       Film
                    2001                    Commerce    Distribution     Total
         -------------------------------   ----------   ------------  -----------
         Revenues                         $ 1,147,847   $     --      $ 1,147,847
         Segment profit (loss)             (7,135,603)        --       (7,135,603)
         Total assets                       1,459,891         --        1,459,891
         Additions to long-lived assets        17,824         --           17,824
         Depreciation and amortization        109,440         --          109,440

                                            Internet       Film
                    2002                    Commerce    Distribution     Total
         -------------------------------   ----------   ------------  -----------

         Revenues                         $    45,341   $   303,355   $   348,696
         Segment profit (loss)             (4,207,485)     (141,206)   (4,348,691)
         Total assets                         775,086       852,756     1,627,842
         Additions to long-lived assets         --          735,358       735,358
         Depreciation and amortization         89,425         9,396        98,821

                                      F-17






                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         For the three months ended June 30:

                                            Internet       Film
                    2001                    Commerce    Distribution     Total
         -------------------------------   ----------   ------------  -----------

         Revenues                         $   369,383   $     --      $   369,383
         Segment profit (loss)             (2,904,216)        --       (2,904,216)
         Total assets                       1,459,891         --        1,459,891
         Additions to long-lived assets         4,070         --            4,070
         Depreciation and amortization         37,090         --           37,090

                                            Internet       Film
                    2002                    Commerce    Distribution     Total
         -------------------------------   ----------   ------------  -----------

         Revenues                         $    13,753   $   303,355   $   348,696
         Segment profit (loss)             (1,116,424)     (141,206)   (1,257,630)
         Total assets                         775,086       852,756     1,627,842
         Additions to long-lived assets         --          735,358       735,358
         Depreciation and amortization         29,390         9,396        38,786


11.      RELATED PARTY TRANSACTIONS
         --------------------------

         During the nine months ended June 30, 2002, the Company issued 5,130,000 shares of its common stock to officers, directors and related party consultants, having an aggregate fair market value of $631,600. During this period, the Company also loaned $36,000 at an annual interest rate of 5% to an officer and director. The loan and all accrued and unpaid interest was payable five years following the date of the loan. As of June 30, 2002, the full amount of this loan was offset against deferred compensation owed that officer.

12.      DISCONTINUED OPERATIONS
         -----------------------

         On March 4, 2002, the Company sold substantially all of the assets and business of its Desience division. The purchase price was $250,000, with $50,000 paid at closing and $25,000 per month to be paid over a period of eight months following the closing. In addition, if a certain pending sales transaction closes in 2002, the Company may receive up to an additional $100,000. Included in the loss from discontinued operations at June 30, 2002, is the write-off of goodwill associated with our Desience division of approximately $337,000.

         The following is included in the loss from discontinued operations for the nine months ended June 30, 2002:

                Sales                                                 $ 216,139
                Cost of sales                                           139,304
                                                                      ----------

                Gross profit                                             76,835

                Operating expenses                                      (92,501)
                Other income                                             22,728
                                                                      ----------

                Income before discontinued operations                     7,062
                Gain on sale of business assets                         247,301
                Write-off of remaining goodwill                        (337,052)
                                                                      ----------

                Loss from discontinued operations                     $ (82,689)
                                                                      ==========

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

13.      ACQUISITION OF FAST FORWARD MARKETING
         -------------------------------------

         On March 15, 2002, the Company formed a new corporation called FFM Acquisition Corp. On April 8, 2002, this corporation acquired, for a cost of up to $516,000, certain assets and liabilities of a distributor of video products for both major motion picture studios and independent producers. In April 2002, FFM Acquisition Corp. amended its articles of incorporation to change its name to Fast Forward Marketing, Inc.

         The purchase price allocation recorded for the acquisitions of certain assets and liabilities of Fast Forward Marketing, Inc., approximates the following:

                 Accounts receivable                                  $ 610,000
                 Inventory                                               29,000
                 Fixed assets                                            72,000
                 Other current assets                                     1,000
                                                                      ----------
                          Total assets                                  712,000
                 Liabilities assumed:
                      Accounts payable and accrued expenses             854,000
                                                                      ----------

                 Excess of liabilities assumed over assets acquired     142,000
                 Purchase price                                         516,000
                                                                      ----------

                 Goodwill                                             $ 658,000
                                                                      ==========

         Effective April 10, 2002, the Company entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which it issued 900 shares of its Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in the Company's now wholly-owned Fast Forwarding Marketing subsidiary which was issued to Bristol Capital in consideration for providing the opportunity to acquire the Fast Forward Marketing business. Each share of the Company's Series B Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of its common stock at the lesser of (i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of its common stock during the twenty trading preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price.

14.      DEBENTURE MATURITIES
         --------------------

         On January 5, 2002, approximately $185,000 of convertible debentures matured. On March 9, 2002 and on May 1, 2002, approximately $440,000 and $1,480,000, respectively, of convertible debentures matured. Further, on June 29, 2002, approximately $625,000 of convertible debentures matured. The Company is in the process of registering a portion of the shares of common stock underlying certain of these debentures to satisfy these obligations upon conversion by the debenture holders of these debentures into shares of the Company's common stock. On May 9, 2002, the Company filed a Registration Statement on Form SB-2 with the SEC to register shares of common stock in order to partially satisfy these obligations. This Registration Statement has not been declared effective by the SEC and the Company remains in default in the repayment of the debentures identified above and in the making of quarterly interest payments for the last three quarters, and for part of the quarter ended September 30, 2001, on the Company's outstanding convertible debentures.

15.      SUBSEQUENT EVENTS
         -----------------

         On July 11, 2002, we entered into a private placement transaction with one accredited investor in which we committed to issue 2,500,000 shares of common stock in exchange for $27,500 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read with our condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this document. This document and our condensed consolidated financial statements and notes to condensed consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of our management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         We do not undertake to update, revise or correct any forward-looking statements.

         You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Use of Proceeds," "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate significantly.

OVERVIEW

         We provide online delivery of films on a subscription- and pay-per-view-basis and offer for sale on our websites films and features in VHS and DVD formats, print-on-demand books and products of the pop culture genre.
We also operate a video distribution business in which we distribute films and features in VHS and DVD formats to retailers through our Fast Forward Marketing, Inc. subsidiary. In addition, we offer business services, including encoding of video for online delivery. We also develop and offer software and products for encoding and delivery of media-rich data, including video, audio and text over the Internet.

         Our revenues are principally derived from our video distribution business. We expect to continue to place significant emphasis upon the further development and expansion of our content delivery and e-commerce activities. As funds become available, we intend to increase our marketing efforts substantially in order to develop awareness, brand loyalty and sales for our consolidated www.kanakaris.com online movie and book website. This website includes CinemaPop, which offers online and on-demand films as well as VHS and DVD titles, WordPop, which offers previews and print-on-demand books, and AK.TV, an Internet television-style channel with regularly scheduled film programming. We also intend to increase our marketing efforts in order to develop awareness of and sales for our video distribution business. We intend to generate revenue from subscriptions, pay-per-view sales, advertisers and sales of products on our websites. We also intend to derive revenue from both product sales and service fees pertaining to our CinemaWEAR(TM) encoding. As funds become available, we intend to continue to invest in the development of new products and services that enhance our websites and CinemaWEAR(TM) encoding, and to further develop our existing products and services.

         In March 2002, we sold our Desience Division to obtain additional funding for, and to strengthen our focus on, our Internet and e-commerce business activities. Prior to March 2002, our Desience Division's business involved the design, manufacture and installation of ergonomic data control console systems for high-end computer command centers.

         Prior to the sale of our Desience Division, that Division contributed $513,136 (30%) of our revenues for the year ended September 30, 2001 and contributed $591,244 (96%) of our revenues for the year ended September 30, 2000. Our Desience Division also generated $193,408 and $274,117 in gross profit for the years ended September 30, 2001 and 2000, respectively. The Desience Division would have contributed $216,139 to our revenues for the nine months ended June 30, 2002 had it not been sold and reported in our financial statements for the quarterly period ended June 30, 2002 as a discontinued operation. The Desience Division also would have generated $76,835 in gross profit for the nine months ended June 30, 2002 had it not been sold and reported in our financial statements for the quarterly period ended June 30, 2002 as a discontinued operation.

         The sale of our Desience Division provided us with additional capital to continue the operations of our content delivery business. While the revenues from our Desience Division amounted to a substantial percentage of our overall revenues, our Desience Division has not been the principal focus of our growth efforts. Our principal focus has been on the development and growth of our content delivery and e-commerce activities. With the sale of our Desience Division, we are placing additional emphasis on the growth and development of our content delivery and e-commerce activities, which activities we believe form a strategic fit with the acquisition of the business of Fast Forward Marketing, Inc. Because of the sale of our Desience Division, we believe that we will be able to use our limited resources to more effectively develop and grow our content delivery and e-commerce activities. In addition, we believe that our efforts to operate and expand our video distribution business, as discussed below, will be enhanced as a result of not expending resources on the operation of our Desience Division.

         In April 2002, we purchased substantially all of the assets of Fast Forward Marketing, Inc. from its sole shareholder, Intervisual Books, Inc., a California corporation. We intend to further expand into the video distribution market and integrate this new aspect of our business with our existing products and services.

         We believe that the acquisition of FFM will enable us to significantly increase our revenues and provide funds to develop and grow our content delivery and e-commerce activities. In addition, we believe that FFM is a viable strategic fit for our existing business activities and plan to integrate FFM with our existing business activities to the extent practicable. We currently offer for purchase directly over the internet to visitors to our various websites videos that FFM distributes. In addition, we believe that FFM's connections within the movie industry may ultimately allow us important access to major motion picture and independent producers who may be ideal suppliers of additional content for our online content delivery activities.

         Fast Forward Marketing, Inc., the company from which we purchased our video distribution business, achieved net sales of $5,106,013 for the year ended September 30, 2001 and $9,212,732 for the year ended September 30, 2000. That company also generated $374,435 and $1,876,759 in gross profit for the years ended September 30, 2001 and 2000, respectively. However, as more particularly disclosed in the financial statements and notes to financial statements for the quarterly period and nine months ended June 30, 2002 included elsewhere in this document, the annualized net sales and gross profit of our Fast Forward Marketing video distribution subsidiary are significantly lower than the net sales and gross profit recorded for the years ended September 30, 2001 and 2000 of the predecessor Fast Forward Marketing business, and we do not expect to achieve in the foreseeable future results similar in magnitude to historic results. We are presently experiencing severe difficulties in operating our Fast Forward Marketing video distribution largely resulting from our lack of available financial resources.

         Although we believe that FFM provides a viable strategic fit with our other business activities and represents an important business opportunity, our successful operation of our video distribution business, specifically over the next nine months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of June 30, 2002, FFM had approximately $823,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be jeopardized and irreparably harmed. The failure to timely pay FFM's suppliers could therefore have a material negative impact on our video distribution business.

         Following the sale of our Desience Division, we closed our office in Costa Mesa, California and opened a new office in Santa Monica, California, out of which we operate our FFM business and conduct our other business activities.

RESULTS OF OPERATIONS

     COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         NET SALES. Net sales decreased $52,275 (14%) from $369,383 for the quarter ended June 30, 2001 to $317,108 for the quarter ended June 30, 2002. This decrease was primarily due to a decrease in advertising revenue generated from our web sites and from the discontinuance of the operations of our Desience Division. Our advertising revenue decreased by $250,000 (100%) and the discontinuance of the operations of our Desience Division due to its sale resulted in a net sales decrease of $46,135 from the prior period. The decline in our advertising revenue was the result of our single source of advertising revenues not placing any additional advertisements on our websites. We expect that the decline in advertising revenues will continue for at least the next twelve months given our present focus on generating revenues through our Internet commerce activities, our video distribution business and subscription and pay-per-view fees in connection with our content delivery websites. The decline in our advertising revenues did not result in any significant reduction in available resources because the advertising revenues we generated were paid for through the issuance of restricted capital stock of our advertising client, which stock we were unable to liquidate. Any revenue we may have received from this advertising client likely also would have been paid for through the issuance of the client's restricted capital stock.

         GROSS PROFIT. Gross profit decreased $176,703 (68%) from a gross profit of $260,174 for the quarter ended June 30, 2001 to a gross profit of $83,471 for the quarter ended June 30, 2002. This decrease in gross profit was due primarily to the decrease in net sales noted above and excludes any gross profit otherwise reportable as a result of our data control console business, which business is treated as a discontinued operation for the quarter ended June 30, 2002.

         OPERATING EXPENSES. Total operating expenses decreased $194,612 (14%) from $1,384,051 for the quarter ended June 30, 2001 to $1,189,439 for the quarter ended June 30, 2002. This decrease in total operating expenses was due primarily to a decrease in executive compensation, consulting services and marketing, advertising and investor relations costs and expenses, with executive compensation expenses decreasing by $124,653 (27%), consulting services expenses decreasing by $39,610 (11%), and marketing, advertising and investor relations costs decreasing by $53,764 (78%) over the prior period.

         Marketing, advertising and investor relations costs decreased $53,764 (78%) from $68,646 for the quarter ended June 30, 2001 to $14,882 for the quarter ended June 30, 2002, primarily due to our decreased investor relations costs. This decrease had no noticeable effects on our business. Some of the marketing, advertising and investor relations costs were reduced as a result of the increase in the duties and responsibilities of management and other employees.

         Executive compensation decreased $124,653 (27%) from $460,535 for the quarter ended June 30, 2001 to $335,882 for the quarter ended June 30, 2002, primarily due to the decrease in the issuance of common stock to executives as cash compensation. Salaries increased $17,694 (19%) from $95,116 for the quarter ended June 30, 2001 to $112,810 for the quarter ended June 30, 2002 due to increases in staff, with staff increasing by five persons. The operation of our newly acquired FFM video distribution business necessitated the increase in staff.

         Consulting services expenses decreased $39,610 (11%) from $348,745 for the quarter ended June 30, 2001 to $309,135 for the quarter ended June 30, 2002. The decrease in consulting services expenses resulted from the decline in our engagement of the services of outside consultants relating to acquisitions and business strategies not already rendered by company employees. Other than a decrease in expenses, there were no noticeable effects resulting from the fewer consulting services. For the quarter ended June 30, 2002, some of the services previously handled by outside consultants were rendered by management and other employees as a result of the increase in their regular duties and responsibilities.

         An aggregate of $556,356 of the total operating expenses for the quarter ended June 30, 2002, as compared to $520,746 of the total operating expenses for the quarter ended June 30, 2001, were paid through the issuance of shares of our common stock to the service provider. For each of the issuances of our common stock for services rendered, the per share value of the common stock issued was the fair market value of the common stock on the grant date, which equaled the closing price of a share of common stock on the NASD's OTC Electronic Bulletin Board(R) on that date.

         INTEREST AND OTHER EXPENSE. Interest and other expense decreased $1,628,677 (91%) from $1,780,339 for the quarter ended June 30, 2001 to $151,662 for the quarter ended June 30, 2002. This decrease in interest and other expense was due to the decrease in the issuance of stock as payment of interest accrued and payable on, and upon conversion of portions of the principal balances of our convertible debentures.

         NET LOSS. Net loss decreased $1,698,884 (57%) from $2,962,339 for the quarter ended June 30, 2001 to $1,263,455 for the quarter ended June 30, 2002. This decrease in net loss was primarily due to the decrease in interest and other expense, as discussed above.

     COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

         NET SALES. Net sales decreased $799,151 (70%) from $1,147,847 for the nine months ended June 30, 2001 to $348,696 for the nine months ended June 30, 2002. This decrease was primarily due to a decrease in advertising revenue generated from our web sites and from the discontinuance of the operations of our Desience Division. Our advertising revenue decreased by $1,000,000 (100%) and the discontinuance of the operations of our Desience Division due to its sale resulted in a net sales decrease of $216,139 from the prior period. The decline in our advertising revenue was the result of our single source of advertising revenues not placing any additional advertisements on our websites. We expect that the decline in advertising revenues will continue for at least the next twelve months given our present focus on generating revenues through our Internet commerce activities, our video distribution business and subscription and pay-per-view fees in connection with our content delivery websites. The decline in our advertising revenues did not result in any significant reduction in available resources because the advertising revenues we generated were paid for through the issuance of restricted capital stock of our advertising client, which stock we were unable to liquidate. Any revenue we may have received from this advertising client likely also would have been paid for through the issuance of the client's restricted capital stock.

         GROSS PROFIT. Gross profit decreased $811,134 (90%) from a gross profit of $900,706 for the nine months ended June 30, 2001 to a gross profit of $89,572 for the nine months ended June 30, 2002. This decrease in gross profit was due primarily to the decrease in net sales noted above and excludes any gross profit otherwise reportable as a result of our data control console business, which business is treated as a discontinued operation for the nine months ended June 30, 2002.

         OPERATING EXPENSES. Total operating expenses decreased $1,902,292 (38%) from $5,023,848 for the nine months ended June 30, 2001 to $3,121,556 for the nine months ended June 30, 2002. This decrease in total operating expenses was due primarily to a decrease in executive compensation, consulting services, and marketing, advertising and investor relations costs, with executive compensation expenses decreasing by $374,756 (31%), consulting services expenses decreasing by $596,909 (37%), and marketing, advertising and investor relations costs decreasing by $549,382 (89%) over the prior period.

         Marketing, advertising and investor relations costs decreased $549,382 (89%) from $616,903 for the nine months ended June 30, 2001 to $67,521 for the nine months ended June 30, 2002, primarily due to our decreased investor relations costs. This decrease had no noticeable effect on our business. Some of the marketing, advertising and investor relations costs were reduced as a result of the increase in the duties and responsibilities of management and other employees.

         Executive compensation decreased $374,756 (31%) from $1,223,585 for the nine months ended June 30, 2001 to $848,829 for the nine months ended June 30, 2002, primarily due to the decrease in the issuance of common stock to executives as cash compensation. Salaries decreased $146,745 (52%) from $281,764 for the nine months ended June 30, 2001 to $135,019 for the nine months ended June 30, 2002. Staff decreased as a result of the sale of our Desience division but increased as a result of the acquisition of our FFM video distribution business.

         Consulting services expenses decreased $596,909 (37%) from $1,602,934 for the nine months ended June 30, 2001 to $1,006,025 for the nine months ended June 30, 2002. The decrease in consulting services expenses resulted from a decline in the engagement of the services of outside consultants relating to acquisitions and business strategies not already rendered by company employees. Other than a decrease in expenses, there were no noticeable effects resulting from the decline in consulting services. For the nine months ended June 30, 2002, some of the services previously handled by outside consultants were rendered by management and other employees as a result of the increase in their regular duties and responsibilities.

         An aggregate of $1,551,902 of the total operating expenses for the nine months ended June 30, 2002, as compared to $2,329,740 of the total operating expenses for the nine months ended June 30, 2001, were paid through the issuance of shares of our common stock to the service provider. For each of the issuances of our common stock for services rendered, the per share value of the common stock issued was the fair market value of the common stock on the grant date, which equaled the closing price of a share of common stock on the NASD's OTC Electronic Bulletin Board(R) on that date.

         INTEREST AND OTHER EXPENSE. Interest and other expense decreased $1,684,105 (56%) from $3,000,812 for the nine months ended June 30, 2001 to
$1,316,707 for the nine months ended June 30, 2002. This decrease in interest and other expense was due to the decrease in the issuance of stock as payment of interest accrued and payable on, and upon conversion of portions of the principal balances of our convertible debentures.

         NET LOSS. Net loss decreased $2,704,223 (38%) from $7,135,603 for the nine months ended June 30, 2001 to $4,431,380 for the nine months ended June 30, 2002. This decrease in net loss was primarily due to decreased operating expenses and interest and other expense, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. We also have available to us a $7,000,000 revolving line of credit from Alliance Equities that can be drawn upon by us for up to $500,000 per month, with interest to accrue at the rate of 10% per annum. However, during the fiscal year ended September 30, 2001 and through August 13, 2002, no amounts were outstanding under the line of credit.

         In April 2000, we issued an aggregate of $3,000,000 of 10% convertible debentures and accompanying warrants to purchase up to 45,000 shares of common stock in a private offering to four accredited investors. Bank Insinger de Beaufort purchased $1,500,000 of these debentures and received a proportionate number of the accompanying warrants. As of June 30, 2002, an aggregate of $261,000 of principal plus related interest was outstanding under these debentures, including $70,000 of debentures held by Bank Insinger de Beaufort.

         In August 2000, we issued an aggregate of $1,500,000 of 10% convertible debentures and accompanying warrants to purchase up to 22,500 shares of common stock in a private offering to three accredited investors. As of June 30, 2002, an aggregate of $1,257,500 of principal plus related interest was outstanding under these debentures.

         In January 2001, we issued $650,000 of 12% convertible debentures due January 5, 2002 to four accredited investors, including $400,000 of debentures to Bristol Investment Fund, Ltd., in the first stage of a two-stage offering. The debentures were accompanied by warrants to purchase up to an aggregate of 195,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $631,500. In March 2001, we issued $650,000 of 12% convertible debentures due March 9, 2002 in the second stage of the offering, including $400,000 of debentures to Bristol Investment Fund, Ltd. The net proceeds of that offering, after payment of some related expenses, were approximately $647,500. As of June 30, 2002, an aggregate of $624,000 of principal plus related interest was outstanding under the January and March 2001 debentures, including $434,000 of debentures held by Bristol Investment Fund, Ltd.

         As of April 30, 2001, $1,848,500 of the original $4,500,000 principal balance of 10% Convertible Debentures due May 1, 2001 remained outstanding. As of April 30, 2001, we entered into an agreement with the holders of these debentures, including Bank Insinger de Beaufort, to extend the due date of these debentures to May 1, 2002. In consideration for the extension, we granted to the holders of these debentures warrants to purchase up to an aggregate of 67,500 shares of common stock, including warrants to Bank Insinger de Beaufort to purchase up to 22,500 shares of common stock, at an exercise price equal to the lesser of the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the grant of the warrants, discounted by 37.5%, and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise of the warrants.

         On June 29, 2001, we issued an aggregate of $500,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 75,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $420,000. In May 2002, we restated our June 2001 debenture issued to one accredited investor to reflect an additional $125,000 investment, resulting in a June 2001 debenture held by that investor in the principal amount of $225,000 and an aggregate of $625,000 in June 2001 debentures outstanding plus related interest as of June 30, 2002.

         As of June 29, 2001, we entered into a letter agreement with some of our debenture holders, including Bank Insinger de Beaufort and Bristol Investment Fund, Ltd. The agreement provided various anti-dilution adjustments to the debentures and warrants issued in April and August 2000 and in January and March 2001. These adjustments were made partly in lieu of other adjustments that would have been imposed under the terms of the debenture offering documents. As a result of these adjustments, the conversion prices for the debentures issued to these holders in April and August 2000 and in January and March 2001 were reduced to the lesser of $2.00 per share and 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise prices of the warrants issued to the holders in connection with the offering of the debentures in April and August 2000 and in January and March 2001 w ere reduced to the lesser of $1.168 per share and the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants. Various additional anti-dilution adjustments may be applicable to our outstanding debentures and warrants based on our capital raising and stock issuance activities, but except as described above, no other agreements relating anti-dilution adjustments have been made.

         In January 2002, we issued a 12% convertible debenture due January 9, 2003 in a private offering to Bank Insinger de Beaufort, which was accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $165,500. In connection with this debenture offering, we executed a security agreement covering all of our assets and securing our obligations to Bank Insinger. Bank Insinger may, at its option, purchase an additional $200,000 of our 12% convertible debentures and warrants to purchase up to 600,000 shares of common stock within 30 days after the effective date of the registration statement of which this prospectus is a part. However, the investor is not committed to purchase the additional debentures. None of the shares underlying any of the convertible debentures or warrants that the investor has the option to purchase are registered for resale under the registration statement of which this prospectus is a part. As of June 30, 2002, an aggregate of $200,000 of principal plus related interest was outstanding under these debentures.

         In March 2002, we issued an aggregate of $500,000 of our 12% convertible debentures due March 29, 2003 in a private offering to three accredited investors, which were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were $380,000. As of June 30, 2002, an aggregate of $500,000 of principal plus related interest was outstanding under these debentures.

         In connection with our March 2002 debenture offering, we executed two security agreements covering all of our assets and securing our obligations to a total of five of the debenture investors who participated in one or more of the April 2000, August 2000, January 2001, March 2001, June 2001 and March 2002 debenture offerings.

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

         On May 4, 2002, we entered into a private placement transaction with one accredited investor in which we committed to issue 714,285 shares of common stock in exchange for $30,000 in cash.

         On July 11, 2002, we entered into a private placement transaction with one accredited investor in which we committed to issue 2,500,000 shares of common stock in exchange for $27,500 in cash.

         Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

         As of June 30, 2002, we had a working capital deficiency of $5,369,527 and an accumulated deficit of $34,996,285 As of that date, we had approximately $23,000 in cash, $243,000 in accounts receivable, $49,000 of interest receivable, and $161,000 in notes receivable. We had accounts payable and accrued expenses of approximately $2,029,000 and outstanding convertible debentures and convertible promissory notes of approximately $3,786,000 including convertible debentures and notes issued prior to the beginning of fiscal year 2002. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled $363,275 for the nine months ended June 30, 2002 as compared to $2,050,645 for the nine months ended June 30, 2001. Cash provided by our investing activities totaled $535,828 for the nine months ended June 30, 2002 as compared to cash provided by our investing activities of $232,308 for the nine months ended June 30, 2001.

         Cash provided by our financing activities totaled $870,720 for the nine months ended June 30, 2002 as compared to $1,204,900 for the nine months ended June 30, 2001. We raised $625,500 of the cash provided by our financing activities during the nine months ended June 30, 2002 and $1,109,900 of the cash provided by our financing activities during the nine months ended June 30, 2001 from the issuance of convertible debentures.

         For the quarter ended June 30, 2002, we had net sales of approximately $317,000 and a net loss of approximately $1,263,000 of which loss $556,356 (44%) consisted of non-cash expenses. These non-cash expenses included $503,681 of compensation, marketing and professional services expenses incurred in exchange for common stock.

         At January 5, 2002, we were in default in the repayment of principal of approximately $185,000 plus related interest on 12% Convertible Debentures due January 5, 2002. At March 9, 2002, we were in default in the repayment of principal of approximately $439,000 plus related interest on 12% Convertible Debentures due March 9, 2002. At May 1, 2002, we were in default in the repayment of principal of approximately $1,480,000 plus related interest on 10% Convertible Debentures due May 1, 2002. At June 29, 2002 we were in default in the repayment of principal of approximately $625,000 plus related interest on 12% Convertible Debentures due June 29, 2002. As of August 13, 2002, each of these defaults was continuing. As of August 13, 2002, we were in default under convertible debentures in the aggregate principal amount of $2,692,625 plus related interest on those debentures. At August 13, 2002, we also were in default under our obligations to register for resale shares of our common stock underlying all of our outstanding convertible debentures. In addition, at August 13, 2002, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures. We are in the process of registering for resale with the Securities and Exchange Commission a portion of the shares of common stock underlying the convertible debentures under which we are in default and expect that the convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

         As of August 13, 2002, we had a total of 18,385,517 shares of common stock outstanding, the closing sale price of a share of our common stock on the OTC Bulletin Board(R) was $0.03, and the debentures, notes, warrants and shares of preferred stock with variable conversion or exercise prices were convertible or exercisable into approximately 500,000,000 shares of common stock. The applicable conversion price of our debentures issued to certain of the selling security holders identified in this prospectus is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures.

         Based on the conversion price in effect on August 13, 2002, the principal portions of our convertible debentures were convertible into an aggregate of approximately 377,000,000 shares of common stock. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 25%, the principal portions of our convertible debentures would be convertible into an aggregate of approximately 503,000,000 shares of common stock. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 50%, the principal portion of our convertible debentures would be convertible into an aggregate of approximately 754,000,000 shares of common stock. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 75%, the principal portion of our convertible debentures would be convertible into an aggregate of approximately 1,508,000,000 shares of common stock. Our current authorized capital authorizes us to issue a maximum of 250,000,000 shares of common stock.

         As a result of conversions of the principal or interest portion of our convertible debentures and related sales of our common stock, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of these debentures. Existing stockholders could, therefore, experience substantial dilution of their investment as a result of the conversion of the principal or interest portions of our convertible debentures.

         Our successful operation of our video distribution business, specifically over the next nine months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of June 30, 2002, FFM had approximately $823,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be jeopardized and irreparably harmed. The failure to timely pay FFM's suppliers could therefore have a material negative impact on our video distribution business.

         Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing. As a result of the threat of substantial dilution to our existing stockholders due to the below-market conversion price of our convertible debentures as well as the continued pressure on the market price of our common stock resulting from the conversion of our convertible debentures and the related sale of shares of our common stock in the open market by the holders of our convertible debentures, it may be difficult or impossible for us to secure additional sources of funding. The limited sources of funding that may be available to us likely will be additional convertible debentures with conversion prices at a discount to the market price of shares of our common stock which would likely result in substantial additional dilution to our stockholders. The existence of a substantial amount of convertible debentures outstanding, lack of profitability and lack of available cash flow may cause our attempts at securing additional sources of funding to be unsuccessful.

         Historically, we have relied upon cash from financing activities and revenues generated from operations to fund all of the cash requirements of our activities. We have not been able to generate significant cash from our operating activities in the past and cannot assure you that we will be able to do so in the future. We require new financing and we believe that we may be able to fund only six months of operations with currently available capital resources. In addition, over the next twelve months, we believe that we will require at least $1,000,000 to pursue and implement our planned business operations.

         We have been, and currently are, working toward identifying and obtaining new sources of funding. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Deteriorating global economic conditions may make it more difficult for us to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have less funds to lend or invest and are more hesitant to lend to or invest in small, financially unhealthy companies such as us. Further, our current debenture financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of a debenture investor, all of which provisions will restrict our ability to obtain debt and/or equity financing.

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

         In an effort to increase sales related to our content delivery business, we have implemented new subscription- and pay-per-view-based services for users to view the content available through our websites. We are also working on the launch of an interactive personal meeting place within our websites that will allow users to send and receive video messages and to use on-line chat features. Also, we are expanding our e-commerce product offerings to capture more sales of products of the pop culture genre.

         In addition, we are devoting efforts to expand our customer base for our video distribution business in order to increase sales related to this business. We are examining the viability of distributing videos over the Internet in order to increase sales of our video distribution business and to reduce our distribution costs as a result of more efficient video distribution procedures. Our websites also offer some of the videos we distribute for sale directly over the Internet. We believe that if we are successful in implementing the above business strategies, we will generate increased revenues from our Internet and e-commerce business activities.

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

         Our consolidated financial statements have been prepared assuming we will continue as a viable business. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of June 30, 2002, we had an accumulated deficit of approximately $35,000,000 We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business.

     OUR CURRENT LIABILITIES EXCEED OUR CURRENT ASSETS BY A SUBSTANTIAL MARGIN AS A RESULT, WE ARE EXPERIENCING SIGNIFICANT FINANCIAL DIFFICULTIES AND MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING.

         As of June 30, 2002, our current assets amounted to approximately $559,000 and our current liabilities amounted to approximately $5,928,000 We are experiencing significant financial difficulties as a result of this imbalance between our current assets and current liabilities and have been, and will likely continue to be, unable to repay when due many of our current liabilities. Our financial difficulties may limit our ability to invest sufficient funds in the growth and development of our online content delivery initiative and the inability to fully fund our video distribution business. Since we are unable to invest sufficiently in the growth and development of our content delivery initiative, we may lose subscribers to our websites or lose pay-per-view customers and may also fail to attract prospective subscribers and pay-per-view customers, which may have a substantial negative impact on our business, prospects, financial condition and results of operations.

         Our successful operation of our Fast Forward Marketing video distribution business, or FFM, especially over the next nine months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of June 30, 2002, FFM had approximately $823,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be jeopardized and irreparably harmed, which may have a substantial negative impact on our business, prospects, financial condition and results of operations.

         Historically, we have relied upon cash from financing activities and revenues generated from operations to fund all of the cash requirements of our activities. However, we have never generated revenues substantial enough to allow us to fully finance our growth or our business. The imbalance between our current assets and current liabilities may make obtaining additional funding impossible. Our substantial indebtedness represented by our convertible debentures is secured by all of our assets, which also may cause us to be unable to raise additional funding because any prospective lenders or investors may be unwilling to lend or invest funds due to their inability to obtain a satisfactory security interest in our assets. Our failure to secure additional funding may have a material adverse effect on our business, prospects, financial condition and results of operations.

     WE NEED AND MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD DILUTE OUR STOCKHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities and revenues generated from operations to fund all of the cash requirements of our activities. We have not been able to generate significant cash from our operating activities in the past and cannot assure you that we will be able to do so in the future. We require new financing and we believe that we may be able to fund six months of operations with currently available capital resources. In addition, over the next twelve months, we believe that we will require at least $1,000,000 to pursue and implement our planned business operations.

         Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Deteriorating global economic conditions may make it more difficult for us to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have less funds to lend or invest and are more hesitant to lend to or invest in small, financially unhealthy companies such as Kanakaris Wireless. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Any financing we are able to obtain may also significantly dilute existing stockholders' equity. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any existing sources of funding and impair our ability to secure new sources of funding.

     WE RELY HEAVILY ON OUR KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris. We have not entered into any employment agreement with Mr. Kanakaris or any other officer of Kanakaris Wireless. The loss of Mr. Kanakaris could have a material adverse effect on Kanakaris Wireless because Mr. Kanakaris has experience, skills and vision upon which we draw heavily in our day-to-day operations and strategic planning and financing activities. We are the beneficiary of 80% of the proceeds of a term life insurance policy in the amount of $10,000,000 covering Mr. Kanakaris, whose heirs are the beneficiaries of the remaining 20% of the proceeds of that policy. However, we cannot assure you that receipt of these proceeds would be sufficient to enable us to continue our business without significant temporary or permanent disruption following the loss of Mr. Kanakaris.

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

         We hold the Internet domain names "AK.TV," "WordPop.com," "CinemaPop.com" and many others. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org," or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

     IF COMMUNICATIONS TO OUR PRIMARY SERVERS ARE INTERRUPTED, OUR OPERATIONS COULD BE NEGATIVELY IMPACTED.

         Our movies and websites are hosted on servers owned and operated by a third party. Although offsite backup servers are maintained by our host, all of our primary servers are vulnerable to interruption by damage from fire, flood, power loss, telecommunications failure, break-ins and other events beyond our control. We have, from time to time, experienced periodic systems interruptions and anticipate that these interruptions will occur in the future. We do not maintain business interruption insurance. If we experience significant system disruptions, our business, results of operations and financial condition would be materially adversely affected because we would be unable to deliver our Internet-related products and services during the disruption and may therefore lose existing and potential customers.

     OUR COMPUTER INFRASTRUCTURE MAY SUFFER SECURITY BREACHES. ANY SUCH BREACHES COULD JEOPARDIZE CONFIDENTIAL INFORMATION TRANSMITTED OVER THE INTERNET, CAUSE INTERRUPTIONS IN OUR OPERATIONS OR CAUSE US TO HAVE LIABILITY TO THIRD PARTIES.

         We rely on technology that is designed to facilitate the secure transmission of confidential information. Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A party who is able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the privacy of users could also inhibit the growth of the Internet in general, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information, including personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our insurance does not currently protect us against these losses. Consequently, any security breach could h ave a material adverse effect on our business, results of operations and financial condition.

     OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

         Our business strategy, including our strategy concerning our recently acquired video distribution business, envisions a period of rapid growth that may put a strain on our administrative and operational resources. With our new video distribution business and our new focus on subscription and pay-per-view services to our websites, we are planning for rapid growth. Our upper management does not have significant experience with video distribution or in operating wholly subscription- or pay-per-view-based websites. Because of this lack of significant experience, we may be unable to effectively manage our growth. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified managers, engineers, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so, particularly if our losses continue and we are unable to obtain sufficient financing , because we will not be able to attract, train, manage and retain satisfactory personnel due to our lack of available resources.

         Our video distribution business in particular presents unique challenges to our management because it is likely that this business will represent our principal source of revenues for at least the next twelve months and, of all of our business activities, upper management has the least experience in operating a video distribution business. We anticipate that the revenues generated by our video distribution business will represent a significant increase in our business activities. We may be unable to handle the increase in our business activities as a result of many factors, including the relative lack of experience of our upper management in the video distribution business and our lack of resources, which in turn may prevent us from further growing or maintaining growth. If we are unable to successfully manage our growth, our business, prospects, financial condition and results of operations could be adversely affected.

     ALTHOUGH INTERNET COMMERCE HAS YET TO ATTRACT SIGNIFICANT REGULATION, GOVERNMENT REGULATION MAY RESULT IN FINES, PENALTIES, TAXES OR OTHER COSTS OR CONSEQUENCES THAT MAY REDUCE OUR FUTURE EARNINGS.

         The United States Congress has passed or is considering passing legislation regulating certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, digital signatures and liability for third-party activities. The European Union also has enacted several directives relating to the Internet, including directives that address the use of personal data, e-commerce activities, security, commercial piracy, consumer protection and taxation of e-commerce transactions. Various states have adopted and are considering Internet-related legislation and regulations. Governmental authorities in the United States and abroad are considering other legislative and regulatory proposals to further regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We cannot predict what new laws will be enacted, or how courts will interpret existing and new laws, and therefore are un certain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

         We are dependent on our Internet operations and our ability to utilize the efficiencies of the Internet plays a major role in our business strategy. Our subscription- and pay-per-view-based websites are dependent on utilizing the Internet for delivery of content to our subscribers and our pay-per-view customers. In addition, our ability to sell products on our websites is dependent on a regulatory environment that is conducive to Internet commerce. Moreover, an important aspect of our business strategy relating to the integration of our FFM video distribution business involves the sale over the Internet of videos that we distribute through traditional distribution channels. Additional regulation of the Internet, the enactment of new laws or the interpretation of existing laws relating to the Internet could have a significant impact on our ability to conduct our business activities and to pursue our business strategy. As a company with a substantial amount of its business activities and business strategy dependent on the Internet, regulation of the Internet, the enactment of new laws or the interpretation of existing laws relating to the Internet could therefore have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     COMPETITION AMONG VIDEO DISTRIBUTORS IS INTENSE, AND MANY OF OUR COMPETITORS ENJOY A COMPETITIVE ADVANTAGE OVER US BECAUSE OF GREATER RESOURCES AND MORE SUBSTANTIAL OPERATIONS. INTENSE COMPETITION MAY HAVE A MATERIALLY NEGATIVE EFFECT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

         Competition among video distributors is intense and many of our competitors in the video distribution business have greater access to capital, marketing and advertising resources which gives them a significant competitive advantage over us. In addition, many of these competitors have a scale of operations much larger than ours giving them the potential for greater efficiencies due to economies of scale and a larger capacity for growth which in turn may make them more attractive than us to prospective video suppliers and customers. Intense competition may result in our inability to distribute videos at a profit, especially in light of our relatively small scale of operations when compared to the large scale of operations of many of our competitors who enjoy cost-saving economies of scale and who have access to resources sufficient to conduct intense competition. Much of our business strategy depends on our ability to effectively compete in the video distribution marketplace and we intend to commit a substantial amount of our resources to our video distribution business. If we are unsuccessful, given our poor financial condition, we may be unable to conduct a viable video distribution business in the future and our failure to garner the anticipated resources from a successful video distribution business may further jeopardize our business strategy and other business activities. Intense competition within the video distribution business may therefore have a materially negative effect on our business, prospects, financial condition, results of operations and cash flows.

     THE MOVEMENT OF SOME OF OUR PRINCIPLE SUPPLIERS INTO THE VIDEO DISTRIBUTION MARKET COULD SIGNIFICANTLY REDUCE OUR MARKET SHARE AND COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

         The movement of some of the major motion picture studios, some of whom are our principal suppliers in that industry, into the video distribution business has intensified the competition in the video distribution market. The movement of some of the major motion picture studios into the video distribution business has threatened some of our larger accounts because those motion picture studios circumvent our distribution services and contact large retailers directly. If our smaller accounts grow into larger accounts, there is an increasing probability that major motion picture studios may try to sell to these larger accounts directly and circumvent our distribution services. If we are unable to protect our customer base as it grows, we may be forced to change our marketing efforts in the video distribution market to target smaller accounts. This potential change in marketing strategy coupled with the potential loss of larger accounts may result in a decrease in our revenues and may have a materially negative effect on our business, prospects, financial condition, results of operations and cash flows.

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

         We have issued to several security holders debentures, notes, warrants and shares of preferred stock that are convertible or exercisable at prices that are equal to the lesser of a fixed price and a variable price that is based upon a discount on the market price of our common stock. As of August 13, 2002, we had a total of 18,385,517 shares of common stock outstanding, the closing sale price of a share of our common stock on the OTC Bulletin Board(R) was $0.03, and the debentures, notes, warrants and shares of preferred stock with variable conversion or exercise prices were convertible or exercisable into approximately 500,000,000 shares of common stock. The number of shares that those debentures, notes and warrants ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. You could, therefore, experience substantial dilution and a decline in the value of your investment as a result of the conversion of the debentures and exercise of the warrants.

         The applicable conversion price of our debentures issued to certain of our security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures. The following table sets forth the number of shares issuable upon conversion of the principal portion of the debentures issued to certain security holders and outstanding as of August 13, 2002, based upon the indicated hypothetical trading prices:

                                          Number of        Percentage of
          Hypothetical     Conversion       Shares          Company's
         Trading Price     Price (1)     Issuable (2)    Common Stock (3)
         -------------     ----------    ------------    ----------------

            $0.020          $.0100        339,262,500         94.86%

            $0.015          $.0075        452,350,000         96.09%

            $0.010          $.0050        678,525,000         97.36%

            $0.005          $.0025        1,357,050,000       98.66%

      _______________
         (1) The conversion price of our debentures is the lower of (a) 50% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(r) during the twenty trading days immediately preceding the conversion date, and (b) as low as $0.035, depending on the particular debenture. As of August 13, 2002, the applicable conversion price was $0.009.

         (2) Our current authorized capital allows us to issue a maximum of 250,000,000 shares of common stock.

         (3) Amounts are based on 18,385,517 shares of our common stock outstanding as of August 13, 2002 plus the corresponding number of shares issuable. Each of the security holders who hold our convertible debentures may not convert our debentures into more than 4.99% of our then-outstanding common stock; however, those security holders may waive the 4.99% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.99% of our then-outstanding common stock. In addition, each of the security holders who hold our convertible debentures may not convert our debentures into more than 9.99% of our then-outstanding common stock, which limitation is not subject to waiver. As a result of the foregoing limitations, as of August 13, 2002 and based on the conversion price of approximately $0.009 per share, each of the security holders who hold our convertible debentures may not, at any one time and assuming they do not then hold other shares of our common stock, convert such debentures into in excess of approximately 965,600 shares of our common stock without waiving the 4.99% limitation and they also may not, at any one time, convert such debentures into in excess of approximately 2,040,500 shares of our common stock as a result of the 9.99% limitation.

         The security holders who hold our convertible debentures may elect to receive payment for accrued and unpaid interest on certain of our convertible debentures in shares of our common stock based on the conversion price and on the same terms described above with respect to conversions of the principal portion of these debentures. As a result of conversions of the principal or interest portion of our convertible debentures and related sales of our common stock by the security holders who hold our convertible debentures, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of these debentures. You could, therefore, experience substantial dilution of your investment as a result of the conversion of the principal or interest portions of our convertible debentures.

     IF OUR SECURITY HOLDERS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON CONVERSION OR EXERCISE OF DERIVATIVE SECURITIES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

         Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large number of other sales within a relatively short period of time can create a downward pressure on the price of the security. The existence of our outstanding convertible debentures and their variable below-market conversion prices increases the risk of short sales of our common stock because holders of our convertible debentures may effect short sales and subsequently convert their debentures, effectively removing any risk associated with holding shares of our common stock. In addition, because short sales may have the effect of causing a decline in the market price of shares of our common stock which would in turn cause a decline in the conversion prices of our outstanding convertible debentures resulting in additional shares of common stock issuable to the holders of our convertible debenture, those holders have an incentive to eng age in short sales of our common stock. These short sales as well as short sales by persons who are not holders of our convertible debentures may cause a significant decline in the market price of shares of our common stock. The decrease in the market price of shares of our common stock would allow holders of our debentures and warrants that have conversion or exercise prices based upon a discount on the market price of our common stock to convert their debentures and exercise their warrants into an increased number of shares of our common stock which could cause substantial dilution to our existing stockholders. Further sales of common stock issued upon conversion of debentures or exercise of warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock and result in substantial additional dilution to our existing stockholders. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

     OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. Our common stock trades on the OTC Bulletin Board(R) under the symbol "KKRW." For the quarter ended June 30, 2002, taking into account the 1-for-20 reverse common stock split that occurred on December 7, 2001, the high and low closing sale prices for a share of our common stock were $0.115 and $0.02, respectively. The trading prices of our common stock could experience wide fluctuations in the future in response to:

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Dataview Consoles, Inc., a California corporation dba Swanson Engineering & Manufacturing Company, commenced an action against Kanakaris Wireless and our subsidiary, Desience Corporation, in the Los Angeles Superior Court (Case No. BC245203) on February 14, 2001. The complaint alleged that Kanakaris and Desience owed Dataview $104,601 under several invoices for equipment manufactured for Desience by Dataview in 1997. Concurrently with the filing of the complaint, Dataview filed an application for a right to attach order against Kanakaris and Desience to secure repayment of the debt alleged in the complaint. Effective as of April 3, 2001, the parties to the dispute entered into a settlement agreement under which Kanakaris and Desience paid Dataview $63,584 and agreed to pay Dataview an additional $42,000 in twelve monthly installments of $3,500 beginning May 1, 2001. The agreement provides that we will be entitled to file a request for dismissal after we have made all of the installment payments in accordance with the agreement. The agreement also provides that Kanakaris and Desience, on the one hand, and Dataview and Nels Swanson, on the other hand, shall all retain the unrestricted right to market, sell, distribute and manufacture or have manufactured under their own respective names all of the data control console products that Dataview had been manufacturing for Desience. As of June 30, 2002, all payments had been made under our settlement agreement with Dataview Consoles, Inc.

         Loudeye Technologies, Inc., or Loudeye, filed a complaint for money due and owing against us in the Superior Court for the State of Washington (King County) (Case No. 01-2-07608-6SEA) on March 8, 2001. Loudeye claims we failed to pay $44,107 owing for encoding services furnished by Loudeye under the parties' purported contract. The complaint also seeks attorneys' fees, court costs and late charges. We filed an answer to the Loudeye complaint on October 11, 2001 that includes a general denial of all allegations made by Loudeye and, as of August 13, 2002, neither us nor Loudeye had taken any further action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In April 2002, we issued 300,000 shares valued at $25,500 to one consultant as compensation for services rendered.

         In April 2002, we issued an aggregate of 1,065,767 shares of common stock to three accredited investors upon conversion of an aggregate of approximately $40,500 in principal plus related interest on our convertible debentures.

         In April 2002, we issued an aggregate of 1,250,000 shares of common stock valued at $100,000 to two directors and officers as compensation for services rendered.

         In April 2002, we issued an aggregate of 200,000 shares of common stock valued at $16,000 to one consultant and ten employees as compensation for services rendered.

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

         On May 4, 2002, we entered into a private placement transaction with one accredited investor in which we committed to issue 714,285 shares of common stock in exchange for $30,000 in cash.

         In May 2002, we restated our June 2001 debenture issued to one accredited investor to reflect an additional $125,000 investment, resulting in a June 2001 debenture held by that investor in the principal amount of $225,000 and an aggregate of $625,000 in June 2001 debentures outstanding.

         In May 2002, we issued an aggregate of 680,680 shares of common stock to three accredited investors upon conversion of an aggregate of approximately $17,000 in principal plus related interest on our convertible debentures.

         In June 2002, we issued an aggregate of 1,500,000 shares of common stock valued at $45,000 to two directors and officers as compensation for services rendered.

         In June 2002, we issued an aggregate of 1,630,000 shares of common stock valued at $48,900 to eight consultants and one employee as compensation for services rendered.

         In June 2002, we issued 160,000 shares of common stock valued at $4,800 to one individual in settlement of a dispute.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         At January 5, 2002, we were in default in the repayment of principal of approximately $185,000 plus related interest on 12% Convertible Debentures due January 5, 2002. At March 9, 2002, we were in default in the repayment of principal of approximately $439,000 plus related interest on 12% Convertible Debentures due March 9, 2002. At May 1, 2002, we were in default in the repayment of principal of approximately $1,480,000 plus related interest on 10% Convertible Debentures due May 1, 2002. At June 29, 2002 we were in default in the repayment of principal of approximately $625,000 plus related interest on 12% Convertible Debentures due June 29, 2002. As of August 13, 2002, each of these defaults was continuing. As of August 12, 2002, we were in default under convertible debentures in the aggregate principal amount of $2,692,625 plus related interest on those debentures. At August 12, 2002, we also were in default under our obligations to register for resale shares of our common stock underlying all of our outstanding convertible debentures. In addition, at August 12, 2002, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures. We are in the process of registering for resale with the Securities and Exchange Commission a portion of the shares of common stock underlying the convertible debentures under which we are in default and expect that the convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

Exhibit No.    Description
-----------    -----------

2.1 Amendment to Asset Purchase Agreement dated as of April 8, 2002 by and between the Registrant, FFM Acquisition Corp., Fast Forward Marketing, Inc. and Intervisual Books, Inc. (1)

3.1 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Kanakaris Wireless (1)

10.1 Restated 12% Convertible Debenture due June 29, 2002 made by the Registrant in favor of Alliance Equities, Inc. (2)

10.2 Letter Agreement dated May 4, 2002 between the Registrant and the Hopkins Family Trust (2)

10.3 Security Agreement dated as of April 1, 2002 by and among the Registrant and each of the secured parties identified therein
                  (1)

10.4 Exchange Agreement dated as of April 10, 2002 by and between the Registrant and Bristol Capital, LLC (1)

10.5 Registration Rights Agreement dated as of April 10, 2002 by and between the Registrant and Bristol Capital, LLC (1)

99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

---------------
(1) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 22, 2002 (File No. 0-28213) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2002 (Registration
         No. 333-87908) and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  We filed a report on Form 8-K on April 22, 2002 in connection with the acquisition of the assets of Fast Forward Marketing, Inc. effective April 8, 2002. A copy of our related press release was included in that report. The Form 8-K included "Item 2. Acquisition or Disposition of Assets," "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits."

                  We filed an amended report on Form 8-K/A on June 24, 2002 in connection with the acquisition of the assets of Fast Forward Marketing, Inc. effective April 8, 2002, which amended report was filed to include audited financial statements of Fast Forward Marketing, Inc. and unaudited pro forma financial information of the Registrant giving effect to the acquisition of Fast Forward Marketing, Inc. The Form 8-K/A included "Item 2. Acquisition or Disposition of Assets," "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits."

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KANAKARIS WIRELESS

Dated: August 19, 2002           By: /S/ ALEX F. KANAKARIS
                                 --------------------------------------------
                                 Alex F. Kanakaris
                                 Chairman of the Board, Chief Executive Officer
                                 (Principal Executive Officer) and President

                                 By: /S/ DAVID THOMAS SHOMAKER
                                 --------------------------------------------
                                 David Thomas Shomaker
                                 Acting Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                    EXHIBITS

Exhibit No.    Description
-----------    -----------

    99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002