Form 10KSB
period 2002-09-30
KANAKARIS WIRELESS
filed 2003-01-14
CIK 1066624

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended SEPTEMBER 30, 2002 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number: 0-28213
                            ________________________

                               KANAKARIS WIRELESS
                 (Name of small business issuer in its charter)

           NEVADA                                         86-0888532
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

            1280 BISON, SUITE B9-597, NEWPORT BEACH, CALIFORNIA 92660
                    (Address of Principal Executive Offices)

                                 (949) 760-5470
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
Title of each class                    Name of each exchange on which registered
      NONE                                               NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)
                              _____________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended September 30, 2002 were $413,946.

As of January 6, 2003, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $283,000. The number of shares outstanding of the registrant's only class of common stock was 32,401,971 on January 6, 2003.

Transitional Small Business Disclosure Format (check one):  YES | |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY HISTORY

         We are the surviving company in a series of transactions involving Fast Forward Marketing, Inc., a California corporation, that was incorporated on March 15, 2002, Kanakaris InternetWorks, Inc., a Delaware corporation that was incorporated on February 25, 1997, Desience Corporation, a California corporation that was incorporated on April 17, 1984, and Big Tex Enterprises, a Nevada corporation that was incorporated on November 1, 1991. On October 10, 1997, Kanakaris InternetWorks, Inc. purchased all of the outstanding shares of common stock of Desience Corporation, on November 25, 1997, Big Tex Enterprises purchased all of the outstanding shares of common stock of Kanakaris InternetWorks, Inc. and on November 26, 1997, Big Tex Enterprises changed its name to Kanakaris Communications, Inc. On June 2, 2000, Kanakaris Communications, Inc. changed its name to Kanakaris Wireless. Consequently, we are a Nevada corporation that was incorporated on November 1, 1991 and we are the sole stockholder of Kanakaris InternetWorks, Inc. Kanakaris InternetWorks, Inc. is the sole stockholder of Desience Corporation; however, as discussed in further detail below, in March 2002, we sold Desience Corporation's business and, in April 2002, our wholly-owned subsidiary, FFM Acquisition Corp. purchased substantially all of the assets of Fast Forward Marketing, Inc., a California corporation, or FFM, which was a wholly-owned subsidiary of Intervisual Books, Inc., a California corporation. FFM Acquisition Corp. subsequently changed its name to Fast Forward Marketing, Inc.

         On March 9, 2002, we completed the sale of the business of Desience Corporation. Prior to the sale, Desience was in the business of procuring and installing customized computer command consoles used to house computer monitors and other hardware. The aggregate purchase price was $250,000, with $50,000 paid to us at closing and the balance paid to us in eight equal monthly installments of $25,000. The purchase price for the business of Desience Corporation was determined through arms-length negotiations. Other than existing contracts, none of the liabilities of Desience Corporation were assumed by the purchaser.

         Prior to the sale of our Desience division, that division contributed 30% ($513,136) of our revenues for the year ended September 30, 2001 and contributed 96% ($591,244) of our revenues for the year ended September 30, 2000. Our Desience division also generated $193,408 and $274,117 in gross profit for the years ended September 30, 2001 and 2000, respectively. From January 1, 2002 to the date of the sale of its business, our Desience division generated approximately $216,139 in revenues which amount would have been added to our revenues for the fiscal year ended September 30, 2002 had it not been sold and reported in our financial statements for the fiscal year ended September 30, 2002 as a discontinued operation. From January 1, 2002 to the date of the sale of its business, our Desience division also generated approximately $76,835 in gross profit which amount would have been added to our gross profit for the fiscal year ended September 30, 2002 had it not been sold and reported in our financial statements for the fiscal year ended September 30, 2002 as a discontinued operation.

         On April 8, 2002, FFM Acquisition Corp. completed the acquisition of substantially all of the assets of FFM. Prior to the acquisition, FFM was in the business of distributing VHS video cassettes and DVDs through retail, mail order and other channels. The aggregate purchase price, including acquisition costs, was approximately $566,000 of which $255,000 was paid to the seller in cash at closing with up to $261,000 to be paid to the seller as a result of collections on accounts receivable of FFM existing at the time of closing. As of January 6, 2003, approximately $160,000 had been paid to the seller under this arrangement.

The acquisition was funded with financing obtained in a March 2002 convertible debenture financing transaction discussed in more detail elsewhere in this document and also was funded through the promise of future payment to the seller of certain amounts resulting from collections on accounts receivable of FFM existing at the time of closing. In connection with the acquisition of FFM, FFM Acquisition Corp. (now called Fast Forward Marketing, Inc.) assumed and promised to pay approximately $850,000 of FFM's liabilities.

         In determining the purchase price for FFM, we took into account the value of companies of similar industry and size to FFM, comparable transactions and the market for such companies generally. We did not, however, receive a fairness opinion from an independent advisor, and while we believe that the purchase price for the acquisition of FFM was fair and in the best interests of our stockholders, there may be a risk that we overpaid for the acquisition of FFM, especially in light of the substantial amount of accounts payable of FFM that we assumed in connection with the acquisition. The risks associated with this substantial amount of accounts payable are described in more detail below and in the "Risk Factors" section elsewhere in this document.

         Prior to the acquisition of FFM, Bristol Capital, LLC had a binding and assignable letter of intent for the acquisition of FFM. Bristol Capital, LLC assigned the letter of intent to us and we proceeded to negotiate and consummate the acquisition of FFM through our subsidiary, FFM Acquisition Corp. As consideration for providing the opportunity for the acquisition of FFM and assigning the letter of intent to us, FFM Acquisition Corp. issued to Bristol Capital, LLC shares of its capital stock such that following that issuance, Kanakaris Wireless and Bristol Capital, LLC each owned 50% of the capital stock of FFM Acquisition Corp.

         In addition, we agreed to enter into the exchange agreement described below to exchange shares of our Series B Convertible Preferred Stock for all shares of capital stock of FFM Acquisition Corp. held by Bristol Capital, LLC. Subsequent to the acquisition of FFM, FFM Acquisition Corp. changed its name to Fast Forward Marketing, Inc. under which it currently operates our video distribution business.

         At the time of their issuance to Bristol Capital, LLC, the shares of capital stock of FFM Acquisition Corp. had no ascertainable value as they represented merely an ownership interest in a company with no assets or operations that was formed solely for the purpose of acquiring the business of FFM. The transactions whereby FFM Acquisition Corp. issued capital stock to Bristol Capital, LLC and agreed to exchange such capital stock for our Series B Convertible Preferred Stock were part of one and the same transaction. Simultaneous with the issuance of the capital stock of FFM Acquisition Corp., we agreed to issue to Bristol Capital, LLC in exchange for such capital stock, the Series B Convertible Preferred Stock. However, the consummation of the exchange agreement described in more detail below was delayed until after the consummation of the acquisition of FFM because the issuance of the Series B Convertible Preferred Stock was contingent upon the consummation of that acquisition and for practical reasons, the acquisition of FFM and the issuance of the Series B Convertible Preferred Stock could not be completed at the same time.

         Because Bristol Capital, LLC would not be issued the Series B Convertible Preferred Stock at the time of the closing of the acquisition of FFM, the capital stock of FFM Acquisition Corp. was issued to Bristol Capital, LLC solely to provide Bristol Capital, LLC with some measure of comfort arising from its ownership in the subsidiary that was to be used to acquire FFM. In short, the capital stock of FFM Acquisition Corp. provided some security to Bristol Capital, LLC, ensuring that we would satisfy our obligation to issue the Series B Convertible Preferred Stock following the acquisition of FFM.

         As discussed in more detail below, at the time of its issuance, the face value of the Series B Convertible Preferred Stock was $900,000. Because the issuance of the capital stock of FFM Acquisition Corp. and the issuance of the Series B Convertible Preferred Stock to Bristol Capital, LLC were part of the same transaction, the total consideration paid to Bristol Capital, LLC for providing the opportunity to acquire FFM is based on the $900,000 face value of the Series B Convertible Preferred Stock.

         Bristol Capital, LLC is affiliated with Bristol Investment Fund, Ltd. and the principals of those two entities represent Bank Insinger de Beaufort in its investments and dealings with Kanakaris Wireless. Shares of our common stock underlying certain convertible securities are offered for resale under a registration statement by Bristol Capital, LLC, Bristol Investment Fund, Ltd and Bank Insinger de Beaufort.

         Effective April 10, 2002, we entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which we issued 900 shares of our Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in FFM Acquisition Corp. Each share of our Series B Convertible Preferred Stock has a stated value of $1,000 and is initially convertible into shares of our common stock at the lesser of (i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of our common stock during the twenty trading days preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price.

         We believe that the acquisition of FFM will enable us to increase our revenues and provide funds to develop and grow our content delivery and e-commerce activities. In addition, we believe that FFM is a viable strategic fit for our existing business activities and have partially integrated FFM with our existing business activities to the extent currently practicable. We currently offer for purchase directly over the internet to visitors to our various websites videos that FFM distributes.

         Fast Forward Marketing, Inc., the company from which we purchased our video distribution business, achieved net sales of $5,106,013 for the year ended September 30, 2001 and $9,212,732 for the year ended September 30, 2000. That company also generated $374,435 and $1,876,759 in gross profit for the years ended September 30, 2001 and 2000, respectively. However, as more particularly disclosed in our financial statements and notes to our financial statements for the fiscal year ended September 30, 2002 included elsewhere in this document, the annualized net sales and gross profit of our FFM video distribution subsidiary are significantly lower than the net sales and gross profit recorded for the years ended September 30, 2001 and 2000 of the predecessor FFM business, and we do not expect to achieve in the foreseeable future results similar in magnitude to historic results. We are presently experiencing severe difficulties in operating our FFM video distribution business largely resulting from our lack of available financial resources and debt assumed in connection with the acquisition of that video distribution business.

         Although we believe that FFM provides a viable strategic fit with our other business activities and represents an important business opportunity, our successful operation of our video distribution business, especially over the next twelve months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of September 30, 2002, FFM had approximately $1,442,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be jeopardized and irreparably harmed. The failure to timely pay FFM's suppliers could therefore have a material adverse impact on our video distribution business and our business as a whole, particularly in light of the fact that our video distribution business in currently our principal source of revenues and in light of the possibility that the creditors of FFM may pursue an action against Kanakaris Wireless directly.

         We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

         Our common stock trades on the OTC Bulletin Board(R) under the ticker symbol "KKRW."

COMPANY OVERVIEW

         We are engaged in three principal business activities:

              o    Internet content delivery;
              o    Internet commerce; and
              o    video distribution.

         Our Internet content activities involve the online delivery of movies and books. Our movies are accessible to Internet users at access rates from 56 kilobits per second, or 56 kbps, to broadband at www.Kanakaris.com. We have approximately 510 movies of television quality that are available on-demand with full-screen scalability.

         Kanakaris.com is the principal website operated by Kanakaris Wireless and serves as the portal for all of our websites and includes an interactive television-style web channel that is available for viewing on a variety of Internet-enabled devices, including Pocket PCs and laptop and desktop computers and that, through an imbedded video player, shows regularly scheduled and on-demand programming. We believe that we have been an innovator in electronic book delivery through our next generation e-book website WordPop.com which is accessible through Kanakaris.com. There are approximately 245 books available on-demand at the WordPop section of Kanakaris.com.

         As part of our Internet commerce activities, we offer devices that will easily make the content provided through Kanakaris.com viewable through the use of a standard television set by connecting the set to an Internet-enabled computer. We also offer various products of the pop culture genre as well as VHS and DVD videos through an area of our websites dedicated to shopping. In addition, we solicit sponsorships from businesses for advertising content to be displayed with the programming provided through our AK.TV web channel at Kanakaris.com and at the other sections of our websites. We have also developed an interactive meeting place called Video Meeting Place(TM), through which we offer various video messaging services.

         We have registered over 325,000 free and paid users to our websites and have streamed approximately four million movies from our websites. In July 2002, we ceased offering free movies. Instead, we offer free five minute previews of any of our movies to our registered users. Subscribers to our $4.95 per month membership program have unlimited access to watch any of our movies and view AK.TV, our television-style web channel. In addition, we allow subscribers unlimited access to Video Meeting Place(TM), our interactive online meeting place.

         In addition to operating our Internet content and Internet commerce businesses, through the acquisition of the assets of FFM, we are also engaged in the business of independently distributing video products for major motion picture studios such as Buena Vista Home Video (Walt Disney), Warner Home Video, Universal Pictures, Paramount Pictures and 20th Century Fox as well as independent producers to traditional video retailers, gift shops, museum stores and other specialty retailers as well as educational distributors and direct mail catalogs.

         We also offer business services such as digital encoding services using our proprietary CinemaWEAR(TM) Encoding technology, web hosting and content delivery designed to enable businesses to deliver video, audio and text to Internet enabled devices, including Pocket PCs, laptop and desktop computers and televisions. These services, collectively comprising our KANWIN(TM) initiative, remain partially in the development phase and we have not generated any significant revenues from providing these services.

         Although Kanakaris.com is currently operational and incorporates AK.TV, our television-style web channel, and is the portal to all of our websites, we have not generated any significant revenues from our subscription or pay-per-view offerings through Kanakaris.com, through AK.TV or through any of our other websites offering movie and book content to users. In addition, we have not generated any significant revenues from our Internet commerce activities, which include the sale of videos over the Internet as part of our efforts to integrate our video distribution business with our Internet operations.

         Our Internet operations, which include both our content delivery and Internet commerce initiatives, have previously derived a significant portion of our revenue through advertising services, which have declined significantly over the past twelve months. We plan to derive future revenue from our Internet operations through the sale of products on our websites, the sale of subscriptions to view content available on our websites and pay-per-view fees. We believe that the decline in the revenues generated through our advertising services will continue. We anticipate that, over the next twelve months, our principal source of revenue will come from our video distribution business. We expect to continue to place significant emphasis upon the further development and expansion of our Internet content delivery and Internet commerce activities and also upon the expansion of our video distribution business.

         As of September 30, 2002, our current assets amounted to approximately $313,000 and our current liabilities amounted to approximately $6,800,000. We are experiencing significant financial difficulties as a result of this imbalance between our current assets and current liabilities and have been, and will likely continue to be, unable to repay when due many of our current liabilities. Our financial difficulties in all likelihood will limit our ability to invest sufficient funds in the growth and development of our online content delivery initiative and in all likelihood will result in our inability to fully fund our video distribution business. Since we are unable to invest sufficiently in the growth and development of our content delivery initiative, we may lose subscribers to our websites or lose pay-per-view customers and may also fail to attract prospective subscribers and pay-per-view customers, which will have a substantial negative impact on our business, prospects, financial condition and results of operations.

         Our successful operation of our FFM video distribution business, especially over the next twelve months, will require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of September 30, 2002, FFM had approximately $1,442,000 in accounts payable. We have been unable to timely pay FFM's suppliers and, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM will be further disrupted and important supplier relationships will be jeopardized and irreparably harmed, which will have a substantial negative impact on our business, prospects, financial condition and results of operations.

         All of our obligations under our secured convertible debentures and related agreements are secured by all of our assets. As of January 6, 2003, we were indebted in the aggregate principal amount of $3,954,395 plus accrued interest on our secured convertible debentures. Our obligations to the holders of our secured convertible debentures include the obligations to make quarterly interest payments and to repay the principal amounts of the debentures when due. In addition, our obligations under our secured convertible debentures include the obligation to register for resale shares of our common stock underlying those debentures, the obligation to keep the registration statement covering those shares effective and the obligation to maintain the status of Kanakaris Wireless as a public company in compliance with all of the reporting requirements under the Securities and Exchange Act of 1934. Defaults under our obligations to the holders of our secured convertible debentures may enable the holders of those debentures to foreclose on the collateral securing our obligations to those holders which may cause us to cease operations and liquidate all or part of our assets. Because the relative size of our assets is so disproportionately small compared to the amount of debt represented by our secured convertible debentures, we believe that a default, especially a default resulting from our failure to pay accrued interest or principal when due, under our obligations to the holders of our secured convertible debentures could result in a foreclosure upon, and complete liquidation of, all of our assets, resulting in a total cessation of our operations with no assets or proceeds from liquidation left over for any holders of our common stock. In the past, we have successfully been able to negotiate certain waivers of defaults under, and extend the maturity dates of, our convertible debentures, but there can be no assurance that we will be able to do so in the future.

         Historically, we have relied upon cash from financing activities and, to a much lesser extent, revenues generated from operations, to fund all of the cash requirements of our activities. We have never generated revenues substantial enough to allow us to fully finance our business or our growth. The imbalance between our current assets and current liabilities may make obtaining additional funding impossible. Our substantial indebtedness represented by our convertible debentures is secured by all of our assets, which also may cause us to be unable to raise additional funding because any prospective lenders or investors may be unwilling to lend or invest funds due to their inability to obtain a satisfactory security interest in our assets. In the past, our existing investors have provided us funding despite our ongoing financial difficulties, but they may refuse to do so in the future. We believe that our existing investors may be our only source of available financing. Our failure to secure additional funding will have a material adverse effect on our business, prospects, financial condition and results of operations.

         Our currently available and planned Internet content delivery and Internet commerce activities are designed to provide the following key benefits to individual consumers and businesses:

     INTERNET CONTENT DELIVERY

         ONLINE MOVIES

              o    Wired and wireless delivery of full-length movies
              o    Works with any device that has an Internet connection
              o    Compatible with any browser or on any platform
              o    Full-screen viewing of movies
              o    Monthly subscriptions for unlimited viewing of movies
              o    Pay-per-view option for single viewing of movies

         ONLINE BOOKS

              o    Free online preview chapters
              o    Direct delivery through a secured server
              o    Dynamic updates
              o Wireless delivery to handheld devices, including Pocket PCs and Palm(TM)computers
              o    Print-on-demand availability

         ONLINE MESSAGING

              o    Interactive one-on-one personal video meetings
              o    Video messaging and quick chat features

     INTERNET COMMERCE

         PRODUCTS

              o    Quick purchases of products of the pop culture genre
              o Availability for purchase of select VHS and DVD videos over the Internet
              o Set-top devices for viewing of Internet content on television sets and other viewing devices

         ADVERTISING

              o Advertisements that permit consumers to purchase and businesses to sell products

         We currently offer or plan to offer the services described above through Kanakaris.com, which includes our interactive television-style web channel and is the portal to all of our movie and book websites.

         Our currently available and planned business services and video distribution activities are designed to provide the following key benefits to individual consumers and businesses:

     BUSINESS SERVICES

         KANWIN(TM)/CINEMAWEAR(TM)

              o Video encoding for high-quality video transmission and viewing
              o    Licensing of CinemaWEAR(TM) Encoding technology
              o    Web hosting services
              o    Wired and wireless delivery of video, audio and text content

     VIDEO DISTRIBUTION

              o    Availability for purchase of select videos over the Internet
              o Single source for numerous motion pictures from major producers and independent producers
              o    Experience in serving the video distribution market

         We currently offer or plan to offer the services described above through our KANWIN(TM) initiative to provide business services and through Fast Forward Marketing, Inc., our video distribution business.

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

         Although there were several factors responsible for the growth of the Internet, the factors that are most often attributed to its success are the advent of HTML, the World Wide Web and Internet browsers. With the expansion in the number of Internet users and websites, we believe development of two phenomena, growth in the amount of commerce that is being transacted over the Internet and willingness of businesses to spend money to be a part of the Internet, will continue for the foreseeable future.

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

OUR STRATEGY

     INTERNET ACTIVITIES AND BUSINESS SERVICES

         It is our strategy to deliver content, including movies and books, directly over the Internet to computer devices available in schools, offices, homes and cars on a worldwide, around-the-clock basis. Our objective is to maintain our position as a competitive provider of viewable and downloadable content. We also desire to become a leading provider of proprietary encoding technology and Internet business services. To achieve this objective, we have developed a strategy with the following key elements:

         o CULTIVATE KANAKARIS.COM SUBSCRIPTIONS. In July 2002 we redesigned and consolidated our websites as part of a single Internet offering at Kanakaris.com. The new home page introduces easy access to hundreds of click-and-view movies and our television-style web channel. We are now soliciting our free registered user base for upgrades to paid membership status. We intend to cultivate user subscriptions to increase our revenues by soliciting our over 317,000 registered free users and working with our Internet partners to provide links to our websites where visitors will be offered subscriptions to Kanakaris.com.

         o CONTINUE DEVELOPMENT OF OUR MOVIE PARTNER PROGRAM. We intend to further develop our movie partner program to allow mainstream websites to host a virtual theater. Eligible websites may join our program free of charge and share in our revenues generated through their participation in our program. In addition, we are working with Commission Junction, a company that promotes partner programs, in order to gain more Internet partners.

         o FURTHER DEVELOP DIRECT-OVER-THE-INTERNET DELIVERY OF BOOKS. We have implemented a program allowing users to read a chapter of a book online for free, after which users have an option to buy a print-on-demand version of the book. We have implemented direct-over-the-Internet delivery of books to Pocket PCs and Palm(TM) handhelds. We have introduced an interactive digital books posting program that allows website visitors to directly post books for online delivery at the WordPop section of Kanakaris.com and allows authors to access information on how many of their books have been ordered online.

         o CONTINUE DEVELOPMENT OF VIDEO MEETING PLACE(TM). We intend to continue development of the online video messaging section of our websites with the goal of making the user experience more robust and entertaining.

         o DEVELOP AND CULTIVATE STRATEGIC ALLIANCES. We intend to cultivate existing strategic alliances and to develop new strategic alliances that will aid us in building brand awareness for our Internet content and commerce websites and aid us in enhancing the content, products and services that we provide.

         o LEVERAGE OUR CUSTOMER BASE AND INTENSIFY OUR MARKETING ACTIVITIES. We have built a database of viewers of our online movies by requesting information from those viewers and plan to continue to supplement the database with new information and additional viewers. We are using the database to market our Internet services and plan to use the database to market our Kanakaris.com subscription and product offerings.

         o CONTINUE DEVELOPMENT AND DEPLOYMENT OF KANWIN(TM) AND CINEMAWEAR(TM). We are pursuing the continued development and marketing of our KANWIN(TM) encoding, web hosting and content delivery business services. We are also pursuing the continued development and marketing of our proprietary CinemaWEAR(TM) Encoding technology as a stand-alone consumer product, bundled consumer product and as a business service.

     VIDEO DISTRIBUTION ACTIVITIES

         It is also our strategy to distribute video products of major motion picture studios and independent producers to a wide variety of retail outlets and through various distribution channels such as mail order catalogs and over the Internet. Our objective in our video distribution business is to become the leading distributor of videos to a broad customer base of retailers and through mail order catalogs and to integrate at least part of our video distribution business with our content delivery and Internet commerce activities in order to enhance the efficiency of our distribution services and to generate additional revenues. To achieve this objective, we have developed a strategy with the following key elements:

         o DEVELOP BROAD RETAIL CUSTOMER BASE. Our personnel have experience in the video distribution business and have the know-how to effectively solicit and engage potential customers of our distribution services. We intend to aggressively pursue additional customers of our distribution services.

         o CULTIVATE MAIL ORDER CATALOG BUSINESS. We intend to cultivate our mail order catalog business by increasing the number of catalogs that carry video products that we distribute and by increasing the number of video products in the catalogs in which we currently offer products.

         o INTEGRATE DISTRIBUTION SERVICES WITH OUR INTERNET ACTIVITIES. We intend to integrate our distribution services with our Internet activities in order to streamline our distribution operations and expand our potential customer base by offering videos for sale directly over the Internet.

OUR INTERNET AND VIDEO DISTRIBUTION PRODUCTS AND SERVICES

     ONLINE MOVIES

         Kanakaris.com serves as the portal to all of our websites and online content. Through our websites, Internet users may view full-length motion pictures with no download time and no plug-in required by utilizing Microsoft(R) Windows Media(TM) technology. Approximately 510 movies are currently available for online viewing. We offer pay-per-view movies and also charge a monthly subscription fee for those customers who desire unlimited viewing access to our movie website. We have implemented a merchant service system that enables us to charge and collect subscription fees for our websites. In July 2002, we made available VHS versions of every on-demand movie available through our websites and also introduced DVD versions of select movies. We also offer advertising space for sale on our websites.

         We have developed a movie partner program aimed at attracting websites to use our innovative technology. Over 6,600 websites have applied to set up clickable links to our movie content and to receive a commission for subscription and pay-per-view fees generated by visitors to their websites.

         In July 2002, we fully integrated our various websites to allow one-password membership access. Online visitors to our websites will be able to see a free preview of the content then showing on AK.TV and free previews of all available movies. For $4.95 per month, subscribers receive unlimited access to Kanakaris.com, including our television-style web channel and all available movies. Non-subscribers may view individual movies on a pay-per-view basis.

     ONLINE BOOKS

         Excerpts of the books and articles available at Kanakaris.com through the WordPop section of the website, like our movies, are viewable in real-time, which means that there is not a significant delay in the display of text or images. We believe that our site is secure to the extent that it preserves the book or article authors' rights to ownership. We also believe that, at the time of launch in August 2000, WordPop.com was the only online Internet publisher that provided real-time secure fulfillment from one source file.

         Books and articles are available through high-speed access for viewing on desktops, laptops, personal data assistants, Pocket PCs, Palm(TM) handhelds and other innovative end user hardware. Most importantly, there is no end user software needed.

         The WordPop section of Kanakaris.com is operated in conjunction with Ricoh Business Systems. Each book is available in whole or in part for electronic viewing and for print-on-demand delivery, which is made possible through our relationship with Ricoh Business Systems. Excerpts of the electronic versions are free-of-charge, and the print-on-demand versions are sold at various prices. The free excerpts of the electronic versions promote exposure for authors, have hyperlinks to promote the sale of print copies, and may contain advertising sponsorship. The WordPop section of Kanakaris.com has over 500 book titles available for preview and print-on-demand delivery. All users may preview a short excerpt of the books available at the WordPop section of Kanakaris.com and may utilize print-on-demand delivery offered in conjunction with Ricoh Business Systems.

     VIDEO DISTRIBUTION

         In March 2002, we acquired the video distribution business of Fast Forward Marketing, Inc. and continue to operate the business under that name. Through FFM, we distribute video titles produced by major motion picture studios, independent producers and others to specialty retail outlets, direct mail catalogs, mass merchandisers and other distributors of video products. We plan to diligently seek out new customers as the market for our video products evolves. We employ a dedicated sales force that has access to a database containing information on thousands of available titles which is used to provide our customers with current pricing and product information. Once we receive confirmed orders from our customers, we place orders with our video product suppliers. The ordered products are either drop-shipped directly to our customers or received in an independent warehouse, consolidated and then shipped to our customers. We do not generally maintain an inventory of video products.

         We provide our video distribution services to major motion picture studios, independent licensing and releasing companies and independent producers. Because of our broad base of suppliers, we offer a diverse selection of video products, in VHS cassette and DVD formats, to a national customer base servicing a variety of clients in the retail business. Because we distribute video products for many of the motion picture industry's top producers, we are able to offer retailers and end-users the latest releases in a wide variety of genres, which include the educational, science, nature, music, performing arts and theatrical genres. With our extensive availability of titles and our knowledgeable sales force, we are able to distribute videos in many markets throughout the United States and Canada.

         We seek to provide numerous video titles, but focus also on the nature and quality of the titles that we distribute. Many titles that we distribute have won prestigious awards from entities such as Parents Choice, Kids First!, the Television Academy of Arts and Sciences, and the Academy of Motion Picture Arts and Sciences.

         We are able to provide our customers with up-to-date information on numerous video product releases and promotions being offered to the video product market. We generally pass on to our customers all advertising and promotional allowances allocated by our suppliers. When ordering, our customers complete and submit only one purchase order enabling access to thousands of titles and numerous video product suppliers. By working with us as a single source, all of our customers' video product needs and the related billing, payment and customer service issues can be handled efficiently.

         We plan to increase our marketing efforts in order to expand our customer base and boost sales of our video distribution business. We have integrated at least part of our distribution business with our Internet operations to take advantage of the efficiencies that can be achieved through utilizing the Internet. We offer directly over the Internet the video products that we distribute in order to take advantage of a new customer base and leverage the customers that currently are the focus of our content delivery and Internet commerce efforts.

     INTERNET SERVICES FOR BUSINESSES

         In April 2001, we began offering a series of Internet services for businesses, none of which has generated any significant revenues. We collectively call these services KANWIN(TM), which stands for the Kanakaris Wireless Independent Network. We developed these services using our experience in creating our own proprietary, media-rich websites. We designed these services to enable businesses to enhance the quality of video on their corporate websites, to expand the scope of distribution of corporate websites to all Internet-enabled devices, and to offer Internet commerce-related services. The three key elements of KANWIN(TM) are encoding, hosting and content delivery. Our encoding, hosting and content delivery and other KANWIN(TM) services, which are available individually or as customized packages, are described in further detail below. Although we have not generated any significant revenues from these business services, as funds permit, we plan to continue their development and to market these services to businesses.

         CINEMAWEAR(TM) ENCODING AND EMBEDDED ELECTRONIC COMMERCE(TM)

         Our proprietary CinemaWEAR(TM) Encoding technology is used to prepare video for delivery to Internet-enabled devices. We believe that our CinemaWEAR(TM) encoding technology significantly improves the quality of streaming video delivery over the Internet by capturing the look and feel of real cinema delivery. CinemaWEAR(TM) encoding facilitates delivery of video to a wide variety of digital devices at bit rates, such as 56 kbps and 100 kbps, that result in frames per second that equate to DVD quality. CinemaWEAR(TM) encoding also enables delivery of video over the Internet to Pocket PCs, personal digital assistants, or PDAs, desktop computers, satellite systems and systems that can transmit at SuperBroadband(TM) speed. SuperBroadband(TM) is a Kanakaris Wireless term that refers to a 700 kbps bit rate, which equates to DVD quality.

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

         NEURALNET(TM) CONTENT DELIVERY

         Content delivery is the delivery over the Internet of encoded and stored digital material from its originating destination to the end user destination. Bandwidth is a range of consecutive frequencies. Our NeuralNet(TM) content delivery provides optimal delivery across the spectrum of bandwidths through a fiber optic network. Our delivery services are flexible, scalable and cost-effective because they are designed to provide the amount of bandwidth needed at any given time. This scalability avoids unnecessary costs to businesses who, without scalable services, might otherwise purchase unused bandwidth in order to avoid inconvenience to users and loss of potential customers that can result from traffic spikes on inflexible systems. We deliver content, including text, pictures, order forms, audio and video, and live webcasts, through our NeuralNet(TM) content delivery services. These services can be bundled with CinemaWEAR(TM) encoding services to provide simultaneous encoding and streaming, or DVOD (downloadable video on demand), and to allow storage for online archiving.

         LIVE VIDEO STREAMING PREPARATION

         CinemaWEAR(TM) Wireless Delivery is our proprietary encoding technology that is used to prepare content for what we believe to be the first ever full-length streaming video delivery to handheld computing devices such as the Pocket PC. We believe that CinemaWEAR(TM) Wireless Delivery is ideal for wide area network, or WAN, and local area network, or LAN, users who are working at transmission rates from 10 kbps for super low streaming video with marginal signal strength, to 19.2 kbps for streaming video for standard WANs, to 128 kbps for streaming video for LANs. We anticipate that CinemaWEAR(TM) Wireless Delivery will produce revenue for our Internet business by enabling us to assist businesses in enhancing their corporate websites.

         POINT-TO-POINT COMMUNICATIONS

         Peer-to-peer or broad array real-time video conferencing uses CinemaWEAR(TM) encoding technology to deliver face-to-face communications in real time at 30 frames per second. Employers can convey corporate messages or training requirements to remote employee locations through our KANWIN(TM) services. Print on demand, using Ricoh Business Systems technology, is being made available for text source materials such as training manuals, owners' manuals and corporate information.

         MASS MEDIA EXPOSURE SPONSORSHIPS

         We have developed a television-style web channel called AK.TV. This channel serves as the portal to all of the content offered on our websites. We intend to allow eligible businesses to place advertisements on AK.TV and on our other websites which could consist of a combination of recurring video ads, special corporate promotions, targeted e-mails to AK.TV subscribers and/or customized promotions.

STRATEGIC RELATIONSHIPS

         In order to expand our Internet and e-commerce businesses, we have developed strategic relationships with various Internet, technology and software companies and others. The following is a brief description of our principal strategic relationships.

     LAIN INTERNATIONAL

         On November 9, 1999, we signed a memorandum of understanding with Lain International, or Lain. Lain has agreed to make available to us all Spanish-language, Spanish-dubbed and Spanish-subtitled films to which it has Internet distribution rights. We have created a website called CineManiaNetwork.com, which is devoted exclusively to these titles. We have agreed to collect web visit statistics and perform accounting functions for the site and will pay Lain royalties based upon advertising, subscription and pay-per-view fees less expenses.

SALES AND MARKETING

         Sales and marketing activities with respect to our Internet content and commerce businesses currently include headline links provided by Microsoft Corporation from its website to our CinemaPop.com website and clickable links to others' websites. We also promote our websites through an affiliate program with Commission Junction, which operates an advertising network of thousands of websites. We are also soliciting monthly subscriptions, pay-per-view sales and advertising sales for our CinemaPop.com website.

         In January 2002, we conducted an extensive review of our registered user database for AK.TV and CinemaPop.com. After purging duplicate and invalid e-mail addresses, we had over 240,000 registered users, and the ability to send e-mail messages to these users. We plan to increase our marketing efforts associated with our video distribution business in order to increase our revenues and we now offer some of our video products to our currently over 325,000 registered users.

ADVERTISING AND PROMOTION

         We have placed advertisements for our CinemaPop.com website in influential trade publications catering to the entertainment industry, such as the national and international editions of The Hollywood Reporter. Since 1997, we have created Internet web events in order to drive traffic to our websites. We intend to continue to create high profile Internet events as a means to further promote our business.

         Alex Kanakaris, our Chairman of the Board, President and Chief Executive Officer, is the author of the book "Signs of Intelligent Life on the Internet" that highlights the impact of the Internet on our society. From December 2000 through September 2002, approximately 5,000 copies of the book were downloaded from WordPop.com. Mr. Kanakaris is currently working on his latest book, with an anticipated release date in the first six months of 2003. His latest book focuses on business in what he describes as the "post-Internet world" and follows up on his earlier book, "Signs of Intelligent Life on the Internet." We believe that ongoing exposure of "Signs of Intelligent Life on the Internet" and future exposure of Mr. Kanakaris' latest book will bring further attention to our websites and Kanakaris Wireless.

COMPETITION

         The Internet content, Internet commerce and video distribution businesses are extremely competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer preferences, brand name recognition and marketing and the development of new and competing technologies. We expect that existing businesses that compete with us and which have greater resources than us will be able to undertake more extensive marketing campaigns and adopt more aggressive advertising sales policies than us, thereby generating more traffic to their websites.

         We believe that we are the only company that currently offers both Internet business services such as encoding, hosting and content delivery and direct-over-the-Internet delivery of movies and books using proprietary technology. Although other companies offer some services that are similar to those we offer, we believe that our combination of services is unique and that we have a competitive edge in the online content delivery industry because, among other things:

         o We have introduced subscription, pay-per-view, advertising and web partner programs to our Kanakaris.com website. We have introduced advertising and web partner programs through our AK.TV web channel and various products, including print-on-demand books, products of the pop culture genre and videos through our websites in order to provide a variety of revenue streams.

         o We believe that Kanakaris.com currently offers the largest number of full-length, mainstream Hollywood movies with Internet access at multiple access speeds.

         o Most of our full-length movies start to stream and can begin to be viewed in approximately one minute rather than having a downloading process of a few hours before the movie can be viewed, as required on many other websites.

         o We currently have approximately 510 full-length films online, which are viewable in streams from 56 kbps to broadband. Because of the significant time involved in translating film into streaming media technology, we believe that our film library gives us a significant lead over others in the online movie industry.

         o Our content can be viewed on multiple platforms, including through CinemaWEAR(TM) Wireless Delivery to Pocket PCs and Palm(TM) handheld devices.

         o Our Embedded Electronic Commerce(TM) technology allows us to enable viewers to place secure online orders for products offered by businesses through clickable links within streaming video.

         Although there are numerous book sites on the Internet, we believe that the WordPop section of our Kanakaris.com website is one of the few websites that provides real-time secure fulfillment from one source file. In addition, we believe that our WordPop.com website was, at the time of introduction, the only website that offered simultaneous paid print-on-demand delivery and free electronic delivery of excerpts of over 300 book titles.

         We believe that our video distribution business is operated by experienced personnel who will enable us to compete effectively with other distributors. We also believe that we offer a unique combination of expertise and distribution infrastructure that provides substantial benefit to major motion picture studios and independent producers and that will deter them from terminating our relationship with them or utilizing other distributors. However, larger distribution companies and even major motion picture studios and independent producers present a substantial threat to the success of our video distribution business. We believe that we have substantially less resources than other distribution companies, and our suppliers of video products may enter the distribution business and prevent us from distributing certain video products, especially those products that have higher margins and that are most profitable.

PATENTS AND PROPRIETARY RIGHTS

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary technology and intellectual property rights. We do not hold any patents. However, we believe that some of our proprietary technologies, including our CinemaWEAR(TM) Encoding technology, our CinemaWEAR(TM) Wireless Delivery technology and our Embedded Electronic Commerce(TM) technology, may benefit from patent protection. Accordingly, we may file patent applications for those technologies with the United States Patent and Trademark Office. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technologies.

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

         We hold the Internet domain names "Kanakaris.com," "AK.TV," "WordPop.com," "CinemaPop.com," and many others. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

         We are dependent on our Internet operations and our ability to utilize the efficiencies of the Internet plays a major role in our business strategy. Our subscription- and pay-per-view-based websites are dependent on utilizing the Internet for delivery of content to our subscribers and our pay-per-view customers. In addition our ability to sell products on our websites is dependent on a regulatory environment that is conducive to Internet commerce. Moreover, an important aspect of our business strategy relating to the integration of our FFM video distribution business involves the sale over the Internet of videos that we distribute through traditional distribution channels. Additional regulation of the Internet, the enactment of new laws or the interpretation of existing laws relating to the Internet could have a significant impact on our ability to conduct our business activities and to pursue our business strategy. As a company with a substantial amount of its business activities and business strategy dependent on the Internet, regulation of the Internet, the enactment of new laws or the interpretation of existing laws relating to the Internet could therefore have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

EMPLOYEES

         As of January 6, 2003, we employed or contracted a total of five employees, all of which employees were employed on a full-time basis. We also employ several part-time employees and have outside accounting and legal counsel and consultants. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage. We believe our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY.

         We currently conduct our operations out of the homes of two of our employees in Van Nuys, California and in Newport Beach, California at no expense to us. The Van Nuys location houses our video distribution headquarters and the Newport Beach location houses our corporate and other business headquarters. Our Fast Forward Marketing mailing address is 13659 Victory Blvd., Suite 441, Van Nuys, California 91401. Our corporate and other business mailing address is 1280 Bison, Suite B9-597, Newport Beach, California 92660.

ITEM 3. LEGAL PROCEEDINGS.

         Loudeye Technologies, Inc., or Loudeye, filed a complaint for money due and owing against us in the Superior Court for the State of Washington (King County) (Case No. 01-2-07608-6SEA) on March 8, 2001. Loudeye claims we failed to pay $44,107 owing for encoding services furnished by Loudeye under the parties' purported contract. The complaint also seeks attorneys' fees, court costs and late charges. We filed an answer to the Loudeye complaint on October 11, 2001 that includes a general denial of all allegations made by Loudeye. Since the time that our answer was filed on October 11, 2001, Loudeye's claim against us has not proceeded and Loudeye has made no additional filings with respect to its claim. Because of the immaterial amount of the claim, we have not recorded any loss contingencies as a result of the Loudeye lawsuit.

         In a letter dated November 26, 2002 to Kanakaris Wireless and to Fast Forward Marketing, Inc., among others, counsel to Warner Home Video and Warner/Elektra/Atlantic Corporation, or Warner, demanded payment within 10 days of an aggregate of $566,764.67 allegedly representing the total outstanding balances owed to Warner. In a letter dated December 4, 2002 to counsel to Warner, counsel to Kanakaris Wireless and Fast Forward Marketing, Inc. responded requesting back-up data relating to Warner's $566,764.67 in accounts receivable allegedly due from the Company and Fast Forward Marketing, Inc. In addition, in the letter dated December 4, 2002, counsel to Kanakaris Wireless and Fast Forward Marketing, Inc. asserted that Kanakaris Wireless, as a separate and distinct entity, is not liable to Warner for any debts of its subsidiary, Fast Forward Marketing, Inc. In a letter dated December 6, 2002 to counsel to Kanakaris Wireless and Fast Forward Marketing, Inc., counsel to Warner requested that, while they prepare the back-up data supporting the alleged accounts receivable amounts owed, counsel to Kanakaris Wireless and Fast Forward Marketing, Inc. prepare and send various materials relating to the acquisition of Fast Forward Marketing, Inc. and accounts payable reports, payment history and any other documents reflecting the balance currently owed by Fast Forward Marketing, Inc. to Warner.

         Christel H. Uittenbogaart, an individual, commenced an action against Kanakaris Wireless, its subsidiary, Kanakaris InternetWorks, Inc., Alex Kanakaris and David Shomaker, among others, in the Los Angeles Superior Court (Case No. SC075090) on December 17, 2002. The complaint alleged that Kanakaris Wireless and Kanakaris InternetWorks owed Ms. Uittenbogaart $113,183.43 as of March 31, 2002 under the royalty provisions of a Stock Purchase Agreement entered into between Kanakaris InternetWorks, Inc. and Ms. Uittenbogaart and alleged other damages in unspecified amounts. Ms. Uittenbogaart's complaint included allegations of breach of contract, breach of the implied covenant of good faith, fraud, and negligent misrepresentation. In addition, Ms. Uittenbogaart alleged the existence of a constructive trust based on unjust enrichment and sought an equitable lien against property of Kanakaris Wireless subsidiary Desience Corporation held by the defendants. Lastly, Ms. Uittenbogaart demanded an accounting of the gross sales, profits and funds generated as a result of the purchase of Desience Corporation from Ms. Uittenbogaart in 1997. We have engaged counsel to defend us against all of Ms. Uittenbogaart's claims but we have not yet filed a response to the complaint filed by Ms. Uittenbogaart.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended September 30, 2002, no matters were submitted to a vote of the holders of our securities.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The following table shows the high and low closing bid prices of our common stock for the periods presented, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on the OTC Bulletin Board(R) under the symbol "KKRW."
                                                                 PRICE RANGE
                                                                 -----------
                                                               HIGH       LOW
                                                               ----       ---
YEAR ENDED SEPTEMBER 30, 2001:
         First Quarter (October 1 - December 31).........   $ 14.00    $   3.90
         Second Quarter (January 1 - March 30)...........      8.60        2.80
         Third Quarter (April 1 - June 30)...............      5.20        2.00
         Fourth Quarter (July 1 - September 30)..........      2.16        0.46

YEAR ENDED SEPTEMBER 30, 2002:
         First Quarter...................................  $   0.80    $   0.11
         Second Quarter..................................      0.145       0.075
         Third Quarter...................................      0.10        0.02
         Fourth Quarter..................................      0.032       0.012

         As of January 6, 2003, we had 32,401,971 shares of common stock outstanding and held of record by approximately 360 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board(R) on that date were $.01 and $.01, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

         We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our secured convertible debentures. We currently anticipate that we will retain any earnings for use in the continued development of our business.

         Our authorized capital stock consists of 250,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share. Of the 5,000,000 shares of preferred stock, 1,000,000 shares have been designated as Class A Convertible Preferred Stock and 900 shares have been designated as Series B Convertible Preferred Stock. The remaining 3,999,100 shares of preferred stock are undesignated. As of January 6, 2003, there were 32,401,971 shares of common stock outstanding held by approximately 360 holders of record, 1,000,000 shares of Class A Convertible Preferred Stock outstanding held by Alex Kanakaris, a director and the Chairman of the Board, President and Chief Executive Officer of Kanakaris Wireless and 900 shares of Series B Convertible Preferred Stock held by Bristol Capital, LLC. Below is a summary description of our capital stock.

     COMMON STOCK

         The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine, subordinate to any preferences that may be granted to the holders of preferred stock. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote.

         The common stock is not entitled to preemptive rights and may not be redeemed or converted. Upon liquidation, dissolution or winding-up of Kanakaris Wireless, the assets legally available for distribution to stockholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payment of all of our debts and liabilities and the rights of any outstanding class or series of preferred stock to have priority to distributed assets.

         All outstanding shares of common stock are validly issued, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock are subordinate to any series of preferred stock that we may issue in the future.

     PREFERRED STOCK

         Preferred stock may be issued from time to time in one or more series, and our board of directors, without action by the holders of common stock, may fix or alter the voting rights, redemption provisions, dividend rights, dividend rates, claims to our assets superior to those of holders of our common stock, conversion rights and any other rights, preferences, privileges and restrictions of any wholly unissued series of preferred stock. The board of directors, without stockholder approval, can issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock. No shares of preferred stock presently are outstanding other than the shares of our Class A Convertible Preferred Stock, and we have no present plans to issue any additional preferred shares. The issuance of shares of preferred stock could adversely affect the voting power of the holders of common stock and could have the effect of making it more difficult for a third party to acquire, or could discourage or delay a third party from acquiring, a majority of our outstanding stock.

         CLASS A CONVERTIBLE PREFERRED STOCK

         Shares of our Class A Convertible Preferred Stock rank senior to our common stock as to dividends and distributions. The holders of outstanding shares of Class A Preferred are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine, before any dividend is paid on common stock, but only if a majority of the holders of outstanding shares of Series B Preferred consent.

         Holders of Class A Preferred are entitled to 100 non-cumulative votes per share on all matters presented to our stockholders for action. This right could adversely affect the voting power of the holders of common stock and could have the effect of making it more difficult for a third party to acquire, or could discourage or delay a third party from acquiring, a majority of our outstanding stock. In addition, the affirmative vote of the holders of a majority of the Class A Preferred then outstanding, voting as a separate class, is required for Kanakaris Wireless to do any of the following:

         o amend, alter or repeal any of the preferences or rights of the Class A Preferred;

         o    authorize any reclassification of the Class A Preferred;

         o    increase the authorized number of shares of the Class A Preferred;
              or

         o create any class or series of shares ranking prior to the Class A Preferred as to dividends or upon liquidation.

         Shares of Class A Preferred are not entitled to preemptive rights.

         Shares of Class A Preferred have a liquidation preference of $.10 per share plus accumulated and unpaid dividends. After payment of the full amount of the liquidating distribution to which they are entitled, holders of Class A Preferred will not be entitled to any further participation in any distribution of assets by Kanakaris Wireless.

         The Class A Preferred may be redeemed by Kanakaris Wireless at any time upon 30 days' prior written notice at a redemption price of $.50 per share. Holders of Class A Preferred have the right to convert their shares of Class A Preferred into our common stock until the third business day prior to the end of the 30-day notice period. The redemption price for Class A Preferred is payable together with accumulated and unpaid dividends to the date fixed for redemption. If full cumulative dividends on the Class A Preferred through the most recent dividend payment date have not been paid, the Class A Preferred may not be redeemed in part unless approved by the holders of a majority of the outstanding shares of Class A Preferred, and we may not purchase or acquire any share of Class A Preferred other than under a purchase or exchange offer made on the same terms to all holders of Class A Preferred. If less than all outstanding shares of Class A Preferred are to be redeemed, we will select those to be redeemed by lot or a substantially equivalent method.

         The shares of Class A Preferred are not subject to any sinking fund or other similar provision. The redemption by us of all or part of the Class A Preferred is subject to the availability of cash. Moreover, under Nevada law, shares of capital stock shall not be redeemed when the capital of a company is impaired or when the redemption would cause any impairment of capital.

         Holders of Class A Preferred have the right to convert their shares of Class A Preferred into shares of common stock at any time before the third business day prior to the end of any 30-day redemption notice period, at a conversion rate equal to one-twentieth of one share of common stock per share of Class A Preferred. The conversion rate is subject to anti-dilution adjustments. If we disappear in a merger or consolidation or we sell substantially all of our assets, then each share of Class A Preferred will entitle the holder to convert such share into the kind and amount of consideration that the holder would have been entitled to receive immediately after the merger, consolidation or sale.

         SERIES B CONVERTIBLE PREFERRED STOCK

         Shares of our Series B Convertible Preferred Stock, or Series B Preferred, rank senior to our common stock and our Series A Preferred, as to distribution of assets upon liquidation, dissolution or winding up of our company, whether voluntary or involuntary. The stated value of the Series B Preferred is $1,000 per share. Shares of Series B Preferred bear dividends at an annual rate of 8%, payable on a quarterly basis in cash or, at the option of the holder of the Series B Preferred, in shares of our common stock at the then applicable conversion price. So long as any shares of Series B Preferred are outstanding, no dividends or distribution may be made to the holders of any other equity securities, nor may any other equity securities be redeemed without the prior written consent of holders of a majority of the shares of Series B Preferred, voting together as a single class.

         Holders of Series B Preferred are entitled to no voting rights whatsoever, except as specifically provided by Nevada law or with respect to the following matters for which approval of the affirmative vote of the holders of a majority of the shares of Series B Preferred then outstanding, voting as a separate class, is required for Kanakaris Wireless to do any of the following:

         o amend, alter or repeal any of the preferences or rights of the Series B Preferred or any capital stock of Kanakaris Wireless so as to affect adversely the Series B Preferred;

         o create any class or series of shares ranking prior to or on parity with the Series B Preferred as to distribution of assets upon liquidation, dissolution or winding up;

         o    increase the authorized number of shares of the Series B
              Preferred;

         o issue any class or series of shares ranking prior to or on parity with the Series B Preferred; o increase the par value of the common stock; or

         o do any act or thing not authorized or contemplated by the certificate of designation of preferences and rights of the Series B Preferred which would result in taxation of the holders of shares of the Series B Preferred under Section 305 of the Internal Revenue Code of 1986, or any comparable provision of the Internal Revenue Code.

         Shares of Series B Preferred have a liquidation preference of $1,000 per share plus accumulated and unpaid dividends and any penalties that may be payable as a result of our failure to satisfy our obligations in connection with one or more conversions of shares of Series B Preferred or any other amount that may be owed under our agreements with the holders of the shares of Series B Preferred. After payment of the full amount of the liquidating distribution to which they are entitled, holders of Series B Preferred will not be entitled to any further participation in any distribution of assets by Kanakaris Wireless.

         We are required to redeem the shares of Series B Preferred upon the occurrence of the following events after the election of holders of a majority of the outstanding shares of Series B Preferred:

         o we fail to satisfy our obligations upon a conversion of shares of Series B Preferred or our obligations under our agreements with the holders of the shares of Series B Preferred;

         o we fail to register for resale with the Securities and Exchange Commission shares of our common stock underlying the shares of Series B Preferred within certain specified time periods or maintain the effectiveness of that registration;

         o we or any of our subsidiaries makes an assignment for the benefit of creditors or apply for or consent to the appointment of a receiver or trustee or a receiver or trustee is otherwise appointed;

         o bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors is instituted by or against us or any of our subsidiaries;

         o we fail to maintain the listing of our common stock on the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange or the American Stock Exchange, or the OTC Bulletin Board(R).

         Upon the occurrence of one of the redemption events set forth above and upon the consent of the holders of a majority of the shares of Series B Preferred, we will be required to redeem the shares of Series B Preferred for an amount per share equal to the greater of (i) $1,000 plus any accrued and unpaid dividends and any penalties that may be payable as a result of our failure to satisfy our obligations in connection with one or more conversions of shares of Series B Preferred or any other amount that may be owed under our agreements with the holders of the shares of Series B Preferred, multiplied by 120%, and

(ii) the highest number of shares of common stock issuable upon conversion of the shares of Series B Preferred to be redeemed calculated immediately prior to the redemption payment, multiplied by the highest closing price of a share of our common stock during the period beginning on the date of the first event that required redemption and ending one day prior to the redemption payment.

         If the shares of Series B Preferred cease to be convertible as a result of limitations imposed by the securities market on which our common stock is listed or traded, then we will be obligated to immediately redeem the shares of Series B Preferred at the redemption price set forth above.

         We are permitted to redeem the shares of Series B Preferred if (i) we are not then required to redeem shares of Series B Preferred, (ii) the shares of common stock underlying the shares of Series B Preferred have been registered and the registration statement covering those shares has been effective for at least twenty days prior to our redemption, and (iii) we have sufficient number of authorized shares of common stock reserved for issuance upon full conversion of the shares of Series B Preferred. The redemption payment per share for shares of Series B Preferred that we are permitted to redeem is equal to 120% multiplied by $1,000 plus any accrued and unpaid dividends and any penalties that may be payable as a result of our failure to satisfy our obligations in connection with one or more conversions of shares of Series B Preferred or any other amount that may be owed under our agreements with the holders of the shares of Series B Preferred. If we deliver a redemption notice and fail to make the redemption payment within twelve business days following that notice, we will forever forfeit our right to redeem shares of Series B Preferred.

         The shares of Series B Preferred are not subject to any sinking fund or other similar provision. The optional redemption by us of all or part of the Series B Preferred is subject to the availability of cash. Moreover, under Nevada law, shares of capital stock shall not be redeemed when the capital of a company is impaired or when the redemption would cause any impairment of capital.

         Holders of Series B Preferred have the right to convert their shares of Series B Preferred into our common stock based on the stated value per share of $1,000 and an initial conversion price equal to the lesser of (i) $0.086, and
(ii) 82% of the average of the three lowest intraday trading prices of a shares of our common stock for the twenty day period immediately preceding conversion. The conversion price during certain specified major announcements is the lesser of (i) the conversion price as calculated above, and (ii) the conversion price as calculated on the announcement date, which shall continue until the consummation, termination or abandonment of the transaction that was the subject of the announcement. Upon the issuance from time to time of securities with conversion prices less than the then applicable Series B Preferred conversion price, the conversion price of the shares of Series B Preferred is automatically adjusted to be equivalent to the conversion prices of those securities.

         If we make any distribution of assets, including rights to acquire our assets, to holders of our common stock as a dividend, stock repurchase, by way of return of capital or otherwise, then holders of shares of Series B Preferred are entitled, upon conversion of their shares of Series B Preferred after the date of that distribution, to receive the amount of such assets which would have been payable to the holder with respect to shares of common stock issuable upon such conversion had that holder been the holder of the shares of common stock on the record date for determination of shareholders entitled to that distribution.

         If we make any issuance of convertible securities or rights to purchase stock, warrants, securities or other property pro rata to holders of our common stock, then the holders of shares of Series B Preferred will be entitled to acquire the same securities or rights to purchase as if the holder had the number of shares of common stock into which his shares of Series B Preferred were the convertible on the date used to determine the holders of common stock entitled to receive those securities or rights to purchase.

         DESCRIPTION OF OTHER SECURITIES

         In addition to our outstanding capital stock, we have numerous additional securities outstanding which are convertible or exercisable into shares of our common stock. Our outstanding convertible and exercisable securities and the transactions resulting in their issuance are described in detail below.

         On December 10, 1999, we entered into a Revolving Line of Credit Agreement with Alliance Equities, Inc., or Alliance Equities. Under the terms of the agreement, Alliance Equities made available a $7 million revolving line of credit with interest on the unpaid principal at 10% per annum. Under the terms of the agreement, we may draw up to $500,000 per month on the total line of credit upon our written request. Additionally, we have agreed that any portion of the indebtedness may be paid back either with cash or by the issuance of our common stock. On September 3, 2002, we jointly agreed with Alliance Equities to exercise a 30-day cancellation clause under the Revolving Line of Credit Agreement and as of September 3, 2002, we owed Alliance Equities approximately $15,000 plus applicable interest under this line of credit arrangement.

         In April 2000, we issued an aggregate of $3,000,000 of 10% convertible debentures and accompanying warrants to purchase up to 45,000 shares of common stock in a private offering to four accredited investors. Bank Insinger de Beaufort purchased $1,500,000 of these debentures and received a proportionate number of the accompanying warrants. As of September 30, 2002, an aggregate of $1,436,125 of principal plus related interest was outstanding under these debentures, including $65,525 of debentures held by Bank Insinger de Beaufort.

         In August 2000, we issued an aggregate of $1,500,000 of 10% convertible debentures and accompanying warrants to purchase up to 22,500 shares of common stock in a private offering to three accredited investors. As of September 30, 2002, an aggregate of $1,257,500 of principal plus related interest was outstanding under these debentures.

         In January 2001, we issued $650,000 of 12% convertible debentures due January 5, 2002 to four accredited investors, including $400,000 of debentures to Bristol Investment Fund, Ltd., in the first stage of a two-stage offering. The debentures were accompanied by warrants to purchase up to an aggregate of 195,001 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $631,500. In March 2001, we issued $650,000 of 12% convertible debentures due March 9, 2002 in the second stage of the offering, including $400,000 of debentures to Bristol Investment Fund, Ltd. The net proceeds of that offering, after payment of some related expenses, were approximately $647,500. As of September 30, 2002, an aggregate of $624,000 of principal plus related interest was outstanding under the January and March 2001 debentures, including $434,000 of debentures held by Bristol Investment Fund, Ltd.

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

         On June 29, 2001, we issued an aggregate of $500,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 75,000 shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $2.00 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The net proceeds of that offering, after payment of related expenses, were approximately $420,000. In May 2002, we restated our June 2001 debenture issued to one accredited investor to reflect an additional $125,000 investment, resulting in a June 2001 debenture held by that investor in the principal amount of $225,000 and an aggregate of $625,000 in June 2001 debentures outstanding plus related interest as of September 30, 2002.

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

         In January 2002, we issued a 12% convertible debenture due January 9, 2003 in a private offering to Bank Insinger de Beaufort, which was accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $165,500. In connection with this debenture offering, we executed a security agreement covering all of our assets and securing our obligations to Bank Insinger. Bank Insinger may, at its option, purchase an additional $200,000 of our 12% convertible debentures and warrants to purchase up to 600,000 shares of common stock within 30 days after the effective date of a registration statement covering the resale of shares of common stock underlying the convertible debentures issued in January 2002. However, the investor is not committed to purchase the additional debentures. As of September 30, 2002, an aggregate of $200,000 of principal plus related interest was outstanding under these debentures.

         In January 2002, and in connection with the issuance of our 12% convertible debenture due January 9, 2003, we entered into an agreement with Bank Insinger de Beaufort, Bristol Investment Fund, Ltd., Bristol Capital, LLC, and Paul Kessler, who is a principal of Bristol Capital, LLC. Under the agreement, the conversion price of the 10% Convertible Debenture due May 1, 2002 that Bank Insinger purchased in the April 2000 offering was amended to be the lesser of $.055 and 50% of the average of the lowest three intraday trading prices during the 20 trading days immediately preceding a conversion. In addition, the exercise prices of the warrants issued to Bank Insinger in the February 2000, April 2000 and May 2001 offerings, the warrants issued to Bristol Investment Fund in the January 2001 offering, the warrants issued to Bank Insinger in the April 2000 offering that were transferred to Bristol Capital, and the option issued to Paul Kessler pursuant to a consulting agreement dated as of September 26, 2000 were amended so that the exercise prices are equal to 50% of the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise. The expiration dates of each of the warrants and options described in the preceding sentence were extended so that each is exercisable until the seventh anniversary of its issuance.

         In February 2002, we issued a 6% Convertible Promissory Note due November 30, 2002, or a February 2002 note, in the original principal amount of $263,800 to Rutan & Tucker, LLP for services rendered which has a per share conversion price equal to the lesser of $.085 and the average of the three lowest intraday trading prices of our common stock during the 20 trading days immediately preceding the conversion date. As of September 30, 2002, an aggregate of $263,800 of principal plus related interest was outstanding under this note. We are currently in default under this note as a result of our failure to repay when due the principal and interest balances of this note.

         In February 2002, we issued a 6% Convertible Promissory Note due November 30, 2002, or a February 2002 note, in the original principal amount of $108,750 to Haynie & Company for services rendered which has a per share conversion price equal to the lesser of $.085 and the average of the three lowest intraday trading prices of our common stock during the 20 trading days immediately preceding the conversion date. As of September 30, 2002, an aggregate of $108,750 of principal plus related interest was outstanding under this note. We are currently in default under this note as a result of our failure to repay when due the principal and interest balances of this note.

         In March 2002, we issued an aggregate of $500,000 of our 12% convertible debentures due March 29, 2003 in a private offering to three accredited investors, which were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were $380,000. As of September 30, 2002, an aggregate of $500,000 of principal plus related interest was outstanding under these debentures.

         In connection with our March 2002 debenture offering, we executed two security agreements covering all of our assets and securing our obligations to a total of five of the debenture investors who participated in one or more of the April 2000, August 2000, January 2001, March 2001, June 2001 and March 2002 debenture offerings.

         Effective April 10, 2002, we entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which we issued 900 shares of our Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in our now wholly-owned FFM subsidiary which was issued to Bristol Capital in consideration for providing the opportunity to acquire the FFM business. Each share of our Series B Convertible Preferred Stock has a stated value of $1,000 and is initially convertible into shares of our common stock at the lesser of
(i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of our common stock during the twenty trading preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price.

         On September 11, 2002, we issued an aggregate of $250,000 of 12% convertible debentures in the first stage of a three-stage private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $165,000.

         In connection with our September 2002 debenture offering, we executed a security agreement covering all of our assets and securing our obligations to the debenture investors who participated in that offering.

         As of September 23, 2002, in addition to the debentures issued in September 2002 described above:

         o $1,443,625 of the original $4,500,000 principal balance of 10% Convertible Debentures due May 1, 2002 remained outstanding;

         o $185,181 of the original $650,000 principal balance of 12% Convertible Debentures due January 5, 2002 remained outstanding;

         o $438,819 of the original $650,000 principal balance of 12% Convertible Debentures due March 9, 2002 remained outstanding;

         o $625,000 of the original $625,000 principal balance of 12% Convertible Debentures due June 29, 2002 remained outstanding;

         o $200,000 of the original $200,000 principal balance of 12% Convertible Debentures due January 9, 2003 remained outstanding; and

         o $500,000 of the original $500,000 principal balance of 12% Convertible Debentures due March 29, 2003 remained outstanding;

         As of September 23, 2002, we entered into an agreement with the holders of the debentures listed above, including Bank Insinger de Beaufort, to extend the due date of these debentures to September 23, 2003. In consideration for the extension, we granted to the holders of these debentures warrants to purchase up to an aggregate of 5,189,126 shares of common stock, including warrants to Bank Insinger de Beaufort to purchase up to 1,285,028 shares of common stock, at an exercise price equal to the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the exercise of the warrants.

         On October 15, 2002, we issued an aggregate of $175,000 of 12% convertible debentures in the second stage of a three-stage private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 525,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $108,000.

         On December 9, 2002, we issued an aggregate of $175,000 of 12% convertible debentures in the third stage of a three-stage private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 525,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $121,500.

         Our obligations to the holders of our secured convertible debentures include the obligations to make quarterly interest payments and to repay the principal amounts of the debentures when due. In addition, our obligations under our secured convertible debentures include the obligation to register for resale shares of common stock underlying those debentures, the obligation to keep the registration statement covering those shares effective and the obligation to maintain the status of Kanakaris Wireless as a public company in compliance with all of the reporting requirements under the Securities and Exchange Act of 1934. Defaults under our obligations to the holders of our secured convertible debentures may enable the holders of those debentures to foreclose on the collateral securing our obligations to those holders which may cause us to cease operations and liquidate all or part of our assets. Because the relative size of our assets is so disproportionately small compared to the amount of debt represented by our secured convertible debentures, we believe that a default, especially a default resulting from our failure to pay accrued interest or principal when due, under our obligations to the holders of our secured convertible debentures could result in a foreclosure upon, and complete liquidation of, all of our assets, resulting in a total cessation of our operations with no assets or proceeds from liquidation left over for any holders of our common stock.

         We are currently in default under numerous provisions of our convertible debentures, including the obligation to make quarterly interest payments and the obligation to register for resale, by certain deadlines, shares of common stock underlying our secured convertible debentures. As a result, we are subject to the rights and remedies of our debenture holders under our security agreements, under the convertible debentures and under our other agreements with our debenture holders.

         As of January 6, 2003, we had a total of 32,401,971 shares of common stock outstanding, the closing sale price of a share of our common stock on the OTC Bulletin Board(R) was $0.01, and the debentures, notes, warrants and shares of preferred stock with variable conversion or exercise prices were convertible or exercisable into approximately 1,130,000,000 shares of common stock. The applicable conversion price of our debentures issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures.

         Based on the conversion price in effect on January 6, 2003, the principal portions of our convertible debentures were convertible into an aggregate of approximately 791,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital or an adequate reverse stock split, would result in approximately 96% dilution to existing holders of our common stock leaving them holding only approximately 4% of our shares of common stock outstanding. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 25%, the principal portions of our convertible debentures would be convertible into an aggregate of approximately 1,055,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital or an adequate reverse stock split, would result in approximately 97% dilution to existing holders of our common stock leaving them holding only approximately 3% of our shares of common stock outstanding. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 50%, the principal portion of our convertible debentures would be convertible into an aggregate of approximately 1,582,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital or an adequate reverse stock split, would result in approximately 98% dilution to existing holders of our common stock leaving them holding only approximately 2% of our shares of common stock outstanding. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 75%, the principal portion of our convertible debentures would be convertible into an aggregate of approximately 3,164,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital or an adequate reverse stock split, would result in approximately 99% dilution to existing holders of our common stock leaving them holding only approximately 1% of our shares of common stock outstanding. Our current authorized capital authorizes us to issue a maximum of 250,000,000 shares of common stock.

         The conversion price of our debentures is the lower of (a) 50% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and (b) as low as $0.01, depending on the particular debenture. As of January 6, 2003, the applicable conversion price was $0.005.

         As a result of conversions of the principal or interest portion of our convertible debentures and related sales of our common stock by the security holders who hold our convertible debentures, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of these debentures. You could, therefore, experience substantial dilution of your investment as a result of the conversion of the principal or interest portions of our convertible debentures and as a result of a decline in the price of a share of our common stock on the OTC Bulletin Board(R).

         Each of the security holders who hold our convertible debentures may not convert our debentures into more than 4.99% of our then-outstanding common stock; however, those security holders may waive the 4.99% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.99% of our then-outstanding common stock. In addition, each of the security holders who hold our convertible debentures may not convert our debentures into more than 9.99% of our then-outstanding common stock, which limitation is not subject to waiver. As a result of the foregoing limitations, as of January 6, 2003, each of the security holders who hold our convertible debentures may not, at any one time and assuming they do not then hold other shares of our common stock, convert such debentures into in excess of approximately 1,705,000 shares of our common stock without waiving the 4.99% limitation and they also may not, at any one time, convert such debentures into in excess of approximately 3,600,000 shares of our common stock as a result of the 9.99% limitation. Based on the foregoing figures and assuming a fixed hypothetical conversion amount of $10,000 of convertible debentures, the 4.99% limitation is applicable at an approximate market price of $0.012 per share and the 9.99% limitation is applicable at an approximate market price of $0.006 per share.

     TRANSFER AGENT AND REGISTRAR

         The transfer agent and registrar for our common stock is STALT, Inc. Its telephone number is (775) 831-3335.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES AND THE INFORMATION INCLUDED UNDER THE CAPTION "RISK FACTORS" INCLUDED ELSEWHERE IN THIS DOCUMENT. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OUR CURRENT BELIEFS REGARDING REVENUES WE MIGHT EARN IF WE ARE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS STRATEGIES. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR FURTHER INFORMATION REGARDING FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, INCLUDING THOSE FACTORS DISCUSSED UNDER "RISK FACTORS" AND OTHER HEADINGS IN THIS DOCUMENT, WHICH COULD, AMONG OTHER THINGS, CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE SUBSTANTIALLY.

OVERVIEW

         We provide online delivery of films on a subscription- and pay-per-view-basis and offer for sale on our websites films and features in VHS and DVD formats, print-on-demand books and products of the pop culture genre. We also operate a video distribution business through which we distribute films and features in VHS and DVD formats to retailers through our FFM subsidiary. In addition, we offer business services, including encoding of video for online delivery. We also develop and offer software and products for encoding and delivery of media-rich data, including video, audio and text over the Internet.

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

         Prior to the sale of our Desience division, that Division contributed 30% ($513,136) of our revenues for the year ended September 30, 2001 and contributed 96% ($591,244) of our revenues for the year ended September 30, 2000. Our Desience division also generated $193,408 and $274,117 in gross profit for the years ended September 30, 2001 and 2000, respectively. From January 1, 2002 to the date of the sale of its business, our Desience division generated approximately $216,139 which amount would have been added to our revenues for the fiscal year ended September 30, 2002 had it not been sold and reported in our financial statements for the fiscal year ended September 30, 2002 as a discontinued operation. From January 1, 2002 to the date of the sale of its business, our Desience division also generated approximately $76,835 in gross profit which amount would have been added to our gross profit for the fiscal year ended September 30, 2002 had it not been sold and reported in our financial statements for the fiscal year ended September 30, 2002 as a discontinued operation.

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

         In April 2002, we purchased substantially all of the assets of Fast Forward Marketing, Inc. from its sole shareholder, Intervisual Books, Inc. We intend to further expand into the video distribution market and integrate this new aspect of our business with our existing products and services.

         We believe that the acquisition of FFM will enable us to significantly increase our revenues and provide funds to develop and grow our content delivery and e-commerce activities. In addition, we believe that FFM is a viable strategic fit for our existing business activities and we plan to integrate FFM with our existing business activities to the extent practicable. We currently offer for purchase directly over the internet to visitors to our various websites videos that FFM distributes.

         Fast Forward Marketing, Inc., the company from which we purchased our video distribution business, achieved net sales of $5,106,013 for the year ended September 30, 2001 and $9,212,732 for the year ended September 30, 2000. That company also generated $374,435 and $1,876,759 in gross profit for the years ended September 30, 2001 and 2000, respectively. However, as more particularly disclosed in our financial statements and notes to our financial statements for the fiscal year ended September 30, 2002 included elsewhere in this document, the annualized net sales and gross profit of our FFM video distribution subsidiary are significantly lower than the net sales and gross profit recorded for the years ended September 30, 2001 and 2000 of the predecessor FFM business, and we do not expect to achieve in the foreseeable future results similar in magnitude to historic results. We are presently experiencing severe difficulties in operating our FFM video distribution business largely resulting from our lack of available financial resources and debt assumed in connection with the acquisition of that video distribution business.

         Although we believe that FFM provides a viable strategic fit with our other business activities and represents an important business opportunity, our successful operation of our video distribution business, especially over the next twelve months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of September 30, 2002, FFM had approximately $1,442,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be jeopardized and irreparably harmed. The failure to timely pay FFM's suppliers could therefore have a material adverse impact on our video distribution business.

         Following the sale of our Desience division, we closed our office in Costa Mesa, California and opened a new office in Santa Monica, California, out of which we operated our FFM business and conducted other business activities. We moved out of our Santa Monica, California offices in order to reduce expenses and currently conduct our operations out of the homes of two of our employees in Van Nuys, California and in Newport Beach, California.

         We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001

         NET SALES. Net sales decreased by $773,000 (66%) to approximately $414,000 for the year ended September 30, 2002 from approximately $1,187,000 for the year ended September 30, 2001. Net sales derived from our e-commerce business decreased by approximately $1,128,000 (96%) to approximately $59,000 for the year ended September 30, 2002 from approximately $1,187,000 for the year ended September 30, 2000. This decrease was primarily due to a decrease in advertising revenue generated from our web sites and from the discontinuance of the operations of our Desience Division. Our advertising revenue decreased by $1,000,000 (100%) from the prior period. The decline in our advertising revenue was the result of our single source of advertising revenues not placing any additional advertisements on our websites. We expect that the decline in advertising revenues will continue for at least the next twelve months given our present focus on generating revenues through our Internet commerce activities, our video distribution business and subscription and pay-per-view fees in connection with our content delivery websites. The decline in our advertising revenues did not result in any significant reduction in available resources because the advertising revenues we generated were paid for through the issuance of restricted capital stock of our advertising client, which stock we were unable to liquidate. Any revenue we may have received from this advertising client likely also would have been paid for through the issuance of the client's restricted capital stock.

         GROSS PROFIT (LOSS). Gross profit as a percentage of net sales decreased to 23% for the year ended September 30, 2002 as compared to 70% for the year ended September 30, 2001. In dollar terms, gross profit decreased approximately $726,000 (87%) to a gross profit of approximately $99,000 for the year ended September 30, 2002 from a gross profit of $825,000 for the year ended September 30, 2001. This decrease was primarily due to the significant decrease in our advertising revenue described above and, as described above, because we believe that the decrease in advertising revenue will continue for at least the next twelve months, we believe that our gross profit levels will remain depressed.

         Net loss for our e-commerce business decreased in dollar terms by approximately $2,992,000 (32%) to a net loss of approximately $6,259,000 for the year ended September 30, 2002, from a net loss of approximately $9,251,000 for the year ended September 30, 2001. This decrease in net loss for our e-commerce business primarily was due to a decrease in various operating and financing expenses, including a decrease in executive compensation of approximately $409,000, a decrease in consulting services of $557,000, and a decrease in financing costs of approximately $1,622,000.

         OPERATING EXPENSES. Total operating expenses increased by approximately $510,000 (9%) to approximately $6,435,000 for the year ended September 30, 2002 from approximately $5,925,000 for the year ended September 30, 2001.

         Consulting fees decreased by approximately $557,000 (28%) to approximately $1,236,000 for the year ended September 30, 2002 from approximately $1,793,000 for the year ended September 30, 2001. The decrease in consulting fees was the result of cost constraints dictated by management, and other than the decrease in operating expenses, the decrease in consulting fees had no noticeable effects.

         Marketing, advertising and investor relations costs decreased by approximately $523,000 (87%) to approximately $78,000 for the year ended September 30, 2002 from approximately $601,000 for the year ended September 30, 2001. The decrease in marketing, advertising and investor relations costs was the result of decreased resources available for these expenditures as well as cost constraints dictated by management. The decrease in marketing, advertising and investor relations costs may have had a substantial negative effect on our operating performance and the performance of our common stock. The decrease in our advertising revenues described will likely be sustained, at least for the next twelve months, and our common stock suffered substantial declines during the year ended September 30, 2002.

         Professional fees decreased by approximately $128,000 (15%) to approximately $690,000 for the year ended September 30, 2002 from approximately $818,000 for the year ended September 30, 2001. The decrease in professional fees was the result of cost constraints dictated by management and efforts to utilize company executives and employees for non-critical matters formerly handled by outside legal counsel and accounting professionals. The decrease in professional fees had a positive impact on our available resources, however, it is likely that our decreased reliance on professional legal and accounting services may have increased risks associated with services rendered by company employees and executives inexperienced in matters such as drafting contracts and handling financial transactions.

         The decreases in operating expenses described above were partially offset by an increase in officer expenses of approximately $96,000 (49%) to approximately $290,000 for the year ended September 30, 2002 from approximately $193,000 for the year ended September 30, 2001, and an increase of insurance expenses of approximately $10,000 (14%) to approximately $83,000 for the year ended September 30, 2002 from approximately $ 73,000 for the year ended September 30, 2001.

         An aggregate of approximately $2,976,000 of the total operating and financing expenses for the year ended September 30, 2002, as compared to approximately $5,271,000 of the total operating expenses for the year ended September 30, 2001, were paid through the issuance of shares of our common stock to the service provider. In addition, during the year ended September 30, 2002, 900 shares of our Series B Convertible Preferred Stock having a face value of $900,000 was issued to a service provider. For each of the issuances of our common stock for services rendered, the per share value of the common stock issued was the fair market value of the common stock on the grant date, which equaled the closing price of a share of common stock on the OTC Bulletin Board(R) on that date.

         INTEREST AND OTHER EXPENSE. Interest and other expense decreased by approximately $2,410,000 (58%) to approximately $1,742,000 for the year ended September 30, 2002 from approximately $4,152,000 for the year ended September 30, 2001. The decrease in interest and other expense was primarily due to a decrease of approximately $1,621,000 (50%) in the financing cost of issuing stock through convertible debentures to $1,619,000 for the year ended September 30, 2002 from $3,241,000 for the year ended September 30, 2001. The decrease in interest and other expense was also primarily due to a $980,000 loss on impairment of investment in marketable securities that were received for services rendered and recorded as an expense for the year ended September 30, 2001, but that was recorded as a $103,000 loss on impairment of investment in marketable securities for the year ended September 30, 2002, resulting in a decrease of approximately $877,000.

         NET LOSS. Net loss decreased by approximately $1,064,000 (11%) to approximately $8,160,000 for the year ended September 30, 2002 from approximately $9,224,000 for the year ended September 30, 2001. This decrease in net loss primarily was due to decreases in interest and other expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. Our consolidated financial statements as of and for the years ended September 30, 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         We have participated in numerous financing transactions through which we have issued convertible debentures to various investors. As of January 6, 2003, we had outstanding convertible debentures in the aggregate principal amount of $3,954,395, $250,000 of which is due September 11, 2003, $3,354,395 of which is due September 23, 2003, $175,000 of which is due October 15, 2003 and $175,000 of which is due December 9, 2003. In connection with these financing transactions, as of January 6, 2003, we have issued warrants that are outstanding to purchase an aggregate of 4,256,250 shares of our common stock. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Our outstanding convertible debentures have conversion prices equivalent to the lesser of a fixed conversion price, that is as low as $.01 per share depending on the particular debenture, and 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise prices of the warrants issued to the holders of our convertible debentures are equivalent to the lesser of a fixed conversion price, that is as low as $.035 per share depending on the particular warrant, and the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants. In some cases, however, warrants we issued to holders of our convertible debentures have only a fixed conversion price, that is as low as $.005 per share depending on the particular warrant, and in other cases warrants we issued to holders of our convertible debentures have only the variable conversion price described above. Please see the "Description of Other Securities" section of this document for additional details regarding our outstanding securities.

         As of September 23, 2002, we were in default under our repayment obligations of our outstanding convertible debentures in the aggregate principal amount of $3,392,625, including our obligation to make quarterly interest payments under those debentures. At that time, the holders of our convertible debentures could have pursued their rights to foreclose upon their security interest in all of our assets. As of September 23, 2002, we entered into an agreement with the holders of our outstanding convertible debentures, including Bank Insinger de Beaufort, to extend the due date of those debentures to September 23, 2003 and to waive our existing defaults under those debentures. The waiver of existing defaults is effective only if a registration statement we have filed is declared effective by the Securities and Exchange Commission by December 31, 2002; however, the waiver did not cover any then-outstanding penalties and interest accrued as a result of our defaults under our obligations under the convertible debentures. In consideration for the extension, we granted to the holders of these debentures warrants to purchase up to an aggregate of 5,189,126 shares of common stock, including warrants to Bank Insinger de Beaufort to purchase up to 1,285,028 shares of common stock, at an exercise price equal to the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the exercise of the warrants.

         As of September 30, 2002, we had a working capital deficiency of approximately $6,527,000 and an accumulated deficit of approximately $38,725,000. As of that date, we had approximately $21,500 in cash, $130,000 in accounts receivable, $49,000 of interest receivable, $27,500 of inventories and $51,000 in notes receivable. As of September 30, 2002, we had accounts payable and accrued expenses of approximately $2,769,000 and outstanding convertible debentures and convertible promissory notes of approximately $3,957,000 including convertible debentures and notes issued prior to the beginning of fiscal year 2002. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled approximately $145,000 for the fiscal year ended September 30, 2002 as compared to approximately $2,569,000 for the fiscal year ended September 30, 2001. Cash used by our investing activities totaled approximately $992,000 for the fiscal year ended September 30, 2002 as compared to cash provided by our investing activities of approximately $231,000 for the fiscal year ended September 30, 2001.

         Cash provided by our financing activities totaled approximately $1,107,000 for the fiscal year ended September 30, 2002 as compared to approximately $1,775,000 for the fiscal year ended September 30, 2001. We raised approximately $791,000 of the cash provided by our financing activities during the fiscal year ended September 30, 2002 and approximately $1,530,000 of the cash provided by our financing activities during the fiscal year ended September 30, 2001 from the issuance of convertible debentures.

         For the fiscal year ended September 30, 2002, we had net sales of approximately $414,000 and a net loss of approximately $8,160,000 of which loss approximately $5,476,000 (67%) consisted of non-cash expenses. These non-cash expenses included approximately $777,000 of compensation, approximately $999,000 of consulting expenses, $8,000 of professional services, approximately $52,000 for a settlement agreement, approximately $1,093,000 of convertible debt financing costs, approximately $47,000 of stock option costs, approximately $2,113,000 for the impairment of goodwill, approximately $284,000 for the impairment of the film library, and approximately $103,000 for the impairment of marketable securities.

         As of September 30, 2002, our current assets amounted to approximately $313,000 and our current liabilities amounted to approximately $6,800,000. We are experiencing significant financial difficulties as a result of this imbalance between our current assets and current liabilities and have been, and will likely continue to be, unable to repay when due many of our current liabilities. Our financial difficulties may limit our ability to invest sufficient funds in the growth and development of our online content delivery initiative and may result in our inability to fully fund our video distribution business. Since we are unable to invest sufficiently in the growth and development of our content delivery initiative, we may lose subscribers to our websites or lose pay-per-view customers and may also fail to attract prospective subscribers and pay-per-view customers, which may have a substantial negative impact on our business, prospects, financial condition and results of operations.

         Our successful operation of our video distribution business, especially over the next twelve months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of September 30, 2002, FFM had approximately $1,442,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be further jeopardized and irreparably harmed. The failure to timely pay FFM's suppliers could therefore have a material negative impact on our video distribution business.

         Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

         As indicated above, our consolidated financial statements as of and for the years ended September 30, 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this document and in Note 24 to our consolidated financial statements for the years ended September 30, 2002 and 2001, we have suffered recurring losses from operations and at September 30, 2002 had net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

         Historically, we have relied upon cash from financing activities and, to a much lesser extent, revenues generated from operations, to fund all of the cash requirements of our activities. We have not been able to generate significant cash from our operating activities in the past and cannot assure you that we will be able to do so in the future. We require new financing and we believe that we may be able to fund only six months of operations with currently available capital resources. In addition, over the next twelve months, we believe that we will require at least $1,500,000 to conduct our planned business operations and to service certain debts.

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

         In an effort to increase sales related to our content delivery business, we have implemented new subscription- and pay-per-view-based services for users to view the content available through our websites. We have also launched an interactive personal meeting place within our websites that allows users to send and receive video messages and to use online chat features. Also, we are expanding our e-commerce product offerings to capture more sales of products of the pop culture genre.

         In addition, we are devoting efforts to expand our customer base for our video distribution business in order to increase sales related to this business. We are examining the viability of distributing videos over the Internet in order to increase sales of our video distribution business and to reduce our distribution costs as a result of more efficient video distribution procedures. Our websites also offer some of the videos we distribute for sale directly over the Internet. We believe that if we are successful in implementing the above business strategies, we will generate increased revenues from our Internet, e-commerce and video distribution business activities.

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

     WE HAVE INCURRED OPERATING LOSSES, EXPECT CONTINUED LOSSES AND MAY NOT ACHIEVE PROFITABILITY. IF WE CONTINUE TO LOSE MONEY, WE MAY HAVE TO CURTAIL OR SUSPEND OUR OPERATIONS.

         Our consolidated financial statements have been prepared assuming we will continue as a viable business. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of September 30, 2002, we had an accumulated deficit of approximately $38,441,135. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business. As a result, we may have to curtail or suspend out operations. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

     OUR INDEPENDENT AUDITORS HAVE ISSUED A REPORT QUESTIONING OUR ABILITY TO CONTINUE AS A GOING CONCERN. THIS REPORT MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL FINANCING AND ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         The report of our independent auditors contained in our financial statements for the years ended September 30, 2002 and 2001 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue our operations and to implement our planned business activities. We urge potential investors to review this report before making a decision to invest in Kanakaris Wireless.

     OUR CURRENT LIABILITIES EXCEED OUR CURRENT ASSETS BY A SUBSTANTIAL MARGIN. AS A RESULT, WE ARE EXPERIENCING SIGNIFICANT FINANCIAL DIFFICULTIES AND MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING.

         As of September 30, 2002, our current assets amounted to approximately $313,000 and our current liabilities amounted to approximately $6,800,000. We are experiencing significant financial difficulties as a result of this imbalance between our current assets and current liabilities and have been, and will likely continue to be, unable to repay when due many of our current liabilities. Our financial difficulties may limit our ability to invest sufficient funds in the growth and development of our online content delivery initiative and may result in our inability to fully fund our video distribution business. Because we are likely unable to invest sufficiently in the growth and development of our content delivery initiative, we may lose subscribers to our websites or lose pay-per-view customers and may also fail to attract prospective subscribers and pay-per-view customers, which may have a substantial negative impact on our business, prospects, financial condition and results of operations. We require new financing and we believe that we may be able to fund three months of operations with currently available capital resources. In addition, over the next twelve months, we believe that we will require at least $1,500,000 to conduct our planned business operations and to service certain debts.

         Our successful operation of our FFM video distribution business, especially over the next twelve months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of September 30, 2002, FFM had approximately $1,442,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be jeopardized and irreparably harmed, which may have a substantial adverse impact on our business, prospects, financial condition and results of operations.

         Historically, we have relied upon cash from financing activities and, to a much lesser extent, revenues generated from operations, to fund all of the cash requirements of our activities. We have never generated revenues substantial enough to allow us to fully finance our business or our growth. The imbalance between our current assets and current liabilities may make obtaining additional funding impossible. Our substantial indebtedness represented by our convertible debentures is secured by all of our assets, which may prevent us from raising additional funding because any prospective lenders or investors may be unwilling to lend or invest funds due to their inability to obtain a satisfactory security interest in our assets. In the past, our existing investors have provided us funding despite our ongoing financial difficulties but may refuse to do so in the future. We believe that our existing investors may be our only source of available financing. Our failure to secure additional funding may have a material adverse effect on our business, prospects, financial condition and results of operations.

     WE RELY HEAVILY ON OUR KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris. We have not entered into any employment agreement with Mr. Kanakaris or any other officer of Kanakaris Wireless. The loss of Mr. Kanakaris would have a material adverse effect on Kanakaris Wireless because Mr. Kanakaris has experience, skills and vision upon which we draw heavily in our day-to-day operations and strategic planning and financing activities. We are the beneficiary of 80% of the proceeds of a term life insurance policy in the amount of $10,000,000 covering Mr. Kanakaris, whose heirs are the beneficiaries of the remaining 20% of the proceeds of that policy. However, we cannot assure you that receipt of these proceeds would be sufficient to enable us to continue our business without significant temporary or permanent disruption following the loss of Mr. Kanakaris.

     BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary technology and intellectual property rights. We do not hold any patents. However, we believe that some of our proprietary technologies, including our CinemaWEAR(TM) Encoding technology, our CinemaWEAR(TM) Wireless Delivery technology And our Embedded Electronic Commerce(TM) technology, may benefit from patent protection. Accordingly, we may file patent applications for those technologies with the United States Patent and Trademark Office. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technologies.

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

         We hold the Internet domain names "Kanakaris.com," "AK.TV," "WordPop.com," "CinemaPop.com" and many others. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org," or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

     IF COMMUNICATIONS TO OUR PRIMARY SERVERS ARE INTERRUPTED, OUR OPERATIONS COULD BE NEGATIVELY IMPACTED.

         Our movies and websites are hosted on servers owned and operated by a third party. Although offsite backup servers are maintained by our host, all of our primary servers are vulnerable to interruption by damage from fire, flood, power loss, telecommunications failure, break-ins and other events beyond our control. We have, from time to time, experienced periodic systems interruptions and anticipate that these interruptions will occur in the future. We do not maintain business interruption insurance. If we experience significant system disruptions, our business, results of operations and financial condition would be materially adversely affected because we would be unable to deliver our Internet-related products and services during the disruption and may therefore lose sales and existing and potential customers.

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

     OUR FAILURE TO MANAGE OUR VIDEO DISTRIBUTION BUSINESS EFFECTIVELY COULD IMPAIR OUR BUSINESS.

         Our upper management does not have significant experience involving video distribution. Because of this lack of significant experience, we may be unable to effectively manage our video distribution business. Our video distribution business presents unique challenges to our management because it is likely that this business will represent our principal source of revenues for at least the next twelve months and, of all of our business activities, our upper management has the least experience in operating a video distribution business. We anticipate that the revenues generated by our video distribution business will represent a significant increase in our business activities. We may be unable to handle the increase in our business activities as a result of many factors, including the relative lack of experience of our upper management in the video distribution business and our lack of resources, which in turn may prevent us from growing or maintaining growth. If we are unable to successfully manage our video distribution business, our business, prospects, financial condition and results of operations could be adversely affected.

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

     COMPETITION AMONG VIDEO DISTRIBUTORS IS INTENSE, AND MANY OF OUR COMPETITORS ENJOY AN ADVANTAGE OVER US BECAUSE OF GREATER RESOURCES AND MORE SUBSTANTIAL OPERATIONS. INTENSE COMPETITION MAY HAVE A MATERIALLY NEGATIVE EFFECT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

         Competition among video distributors is intense and many of our competitors in the video distribution business have greater access to capital, marketing and advertising resources which gives them a significant competitive advantage over us. In addition, many of these competitors have a scale of operations much larger than ours giving them the potential for greater efficiencies due to economies of scale and a larger capacity for growth which in turn may make them more attractive than us to prospective video suppliers and customers. Intense competition may result in our inability to distribute videos at a profit, especially in light of our relatively small scale of operations when compared to the large scale of operations of many of our competitors who enjoy cost-saving economies of scale and who have access to resources sufficient to conduct intense competition. Much of our business strategy depends on our ability to effectively compete in the video distribution marketplace and we intend to commit a substantial amount of our resources to our video distribution business. If we are unsuccessful, given our poor financial condition, we may be unable to operate a viable video distribution business in the future and our failure to garner the anticipated resources from a successful video distribution business may further jeopardize our business strategy and other business activities. Intense competition within the video distribution business may therefore have a materially negative effect on our business, prospects, financial condition, results of operations and cash flows.

     THE MOVEMENT OF SOME OF OUR PRINCIPLE SUPPLIERS INTO THE VIDEO DISTRIBUTION BUSINESS COULD SIGNIFICANTLY REDUCE OUR MARKET SHARE AND COULD HAVE A MATERIALLY NEGATIVE EFFECT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

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

     BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "KKRW" on the OTC Bulletin Board(R). Because our stock trades on the OTC Bulletin Board(R) rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtaiN quotations as to the price of, our common stock.

     CONVERSION OF OUR OUTSTANDING CONVERTIBLE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE BECAUSE THE CONVERSION PRICE OF THOSE SECURITIES DEPENDS UPON THE MARKET PRICE OF OUR COMMON STOCK, AND THERE IS NO CEILING ON THE NUMBER OF SHARES OF OUR COMMON STOCK THAT ARE ISSUABLE UPON EXERCISE OF THOSE SECURITIES.

         We have issued to several security holders debentures, notes, warrants and shares of preferred stock that are convertible or exercisable at prices that are equal to the lesser of a fixed price and a variable price that is based upon a discount on the market price of our common stock. As of January 6, 2003, we had a total of 32,401,791 shares of common stock outstanding, the closing sale price of a share of our common stock on the OTC Bulletin Board(R) was $0.01, and the debentures, notes, warrants and shares of preferred stock with variable conversion or exercise prices were convertible or exercisable into approximately 1,130,000,000 shares of common stock. The number of shares that those debentures, notes and warrants ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. You could, therefore, experience substantial dilution and a decline in the value of your investment as a result of the conversion of the debentures and exercise of the warrants.

         The applicable conversion price of our debentures issued to certain of our security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures. As of January 6, 2003, an aggregate of approximately 791,000,000 shares were issuable upon conversion of the principal portion of our convertible debentures. Based on a hypothetical conversion price equal to 25% of the conversion price in effect on January 6, 2003, an aggregate of approximately 1,055,000,000 shares would be issuable to cover the conversion of the principal portion of our convertible debentures, resulting in approximately 97% dilution to existing holders of our common stock leaving them holding only approximately 3% of our shares of common stock outstanding.

         As a result of conversions of the principal or interest portion of our convertible debentures and related sales of our common stock by the security holders who hold our convertible debentures, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of these debentures. You could, therefore, experience substantial dilution of your investment as a result of the conversion of the principal or interest portions of our convertible debentures and as a result of a decline in the price of a share of our common stock on the OTC Bulletin Board(R). Please see the "Description of Other Securities" section of this document for additional details regarding our convertible debentures.

     IF OUR SECURITY HOLDERS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON CONVERSION OR EXERCISE OF DERIVATIVE SECURITIES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

         Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large number of other sales within a relatively short period of time can create a downward pressure on the price of the security. The existence of our outstanding convertible debentures and their variable below-market conversion prices increases the risk of short sales of our common stock because holders of our convertible debentures may effect short sales and subsequently convert their debentures, effectively removing any risk associated with holding shares of our common stock. In addition, because short sales may have the effect of causing a decline in the market price of shares of our common stock which would in turn cause a decline in the conversion prices of our outstanding convertible debentures resulting in additional shares of common stock issuable to the holders of our convertible debenture, those holders have an incentive to engage in short sales of our common stock. These short sales as well as short sales by persons who are not holders of our convertible debentures may cause a significant decline in the market price of shares of our common stock. The decrease in the market price of shares of our common stock would allow holders of our debentures and warrants that have conversion or exercise prices based upon a discount on the market price of our common stock to convert their debentures and exercise their warrants into an increased number of shares of our common stock which could cause substantial dilution to our existing stockholders. Further sales of common stock issued upon conversion of debentures or exercise of warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock and result in substantial additional dilution to our existing stockholders. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

     OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. Our common stock trades on the OTC Bulletin Board(R) under the symbol "KKRW." For the fiscal year ended September 30, 2002, taking into account the 1-for-20 reverse common stock split that occurred on December 7, 2001, the high and low closing sale prices for a share of our common stock were $0.155 and $0.008, respectively. The trading prices of our common stock could experience wide fluctuations in the future in response to:

         o    quarter-to-quarter variations in our operating results;
         o    material announcements of technological innovations;
         o establishment of strategic partnerships by us or our competitors or providers of alternative products and services;
         o general conditions in the Internet, e-commerce and video distribution industries; or
         o    other events or factors, many of which are beyond our control.

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

     DEFAULTS UNDER OUR OBLIGATIONS TO THE HOLDERS OF OUR SECURED CONVERTIBLE DEBENTURES MAY ENABLE THE HOLDERS OF THOSE DEBENTURES TO FORECLOSE ON THE COLLATERAL SECURING OUR OBLIGATIONS TO THOSE HOLDERS WHICH MAY CAUSE US TO CEASE OPERATIONS AND LIQUIDATE ALL OR PART OF OUR ASSETS.

         All of our obligations under our secured convertible debentures and related agreements are secured by all of our assets. As of January 6, 2003, we were indebted in the aggregate principal amount of $3,954,395 plus accrued interest on our secured convertible debentures. Our obligations to the holders of our secured convertible debentures include the obligations to make quarterly interest payments and to repay the principal amounts of the debentures when due. In addition, our obligations under our secured convertible debentures include the obligation to register for resale shares of common stock underlying those debentures, the obligation to keep the registration statement covering those shares effective and the obligation to maintain the status of Kanakaris Wireless as a public company in compliance with all of the reporting requirements under the Securities and Exchange Act of 1934. Defaults under our obligations to the holders of our secured convertible debentures may enable the holders of those debentures to foreclose on the collateral securing our obligations to those holders which may cause us to cease operations and liquidate all or part of our assets. Because the relative size of our assets is so disproportionately small compared to the amount of debt represented by our secured convertible debentures, we believe that a default, especially a default resulting from our failure to pay accrued interest or principal when due, under our obligations to the holders of our secured convertible debentures could result in a foreclosure upon, and complete liquidation of, all of our assets, resulting in a total cessation of our operations with no assets or proceeds from liquidation left over for any holders of our common stock.

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, including among others:

         o the projected growth in the video distribution, Internet and-commerce industries and the markets for our products and within these industries;
         o our business strategy for expanding our presence in the existing and proposed markets in which our products and services could be used;
         o anticipated trends in our financial condition and results of operations; and
         o our ability to distinguish ourselves from our current and future competitors.

         You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business," as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Description of Business."

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

ITEM 7. FINANCIAL STATEMENTS.

         Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of Kanakaris Wireless and their ages, positions, business experience and education as of January 6, 2002 were as follows:

           Name                    Age          Position
           ----                    ---          --------

Alex Kanakaris (1)(2)........      46      Chairman of the Board, President,
                                            Chief Executive Officer and Director

John Robert McKay (1)........      41      Secretary, Director and Webmaster

Van Holster..................      33      Director

Lisa Lawrence................      27      Director

Caroline Michaels............      55      Director

Rose Forbes (2)..............      53      Director

Charles Moore (2)............      33      Director

David T. Shomaker............      46      Acting Chief Financial Officer and
                                            Advisor to the Board
_______________
(1) Member of executive committee and 2000 Stock Option Plan committee.
(2) Member of audit committee.

BUSINESS EXPERIENCE

     DIRECTORS AND EXECUTIVE OFFICERS

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

         JOHN ROBERT MCKAY has served as a director and as our webmaster since August 1999 and has served as our Secretary since March 2002. Mr. McKay served as our Vice President-Internet Division from May 1997 through July 1998. Mr. McKay has been a webmaster since 1995 and has worked both full-time and as a consultant to our Chairman of the Board, President and Chief Executive Officer, Alex Kanakaris, since 1994. Mr. McKay was a web site administrator for NNA Services, a non-profit educational organization, from 1993 to 1994. Prior to that, he served as Sales Promotion Manager for ORA Electronics/Alliance Corporation, an international consumer electronics company, from 1991 to 1992. From 1987 to 1991, Mr. McKay served as the advertising manager for Kelly-Moore Paint Co. Mr. McKay is a graduate of San Francisco State University with a Bachelor of Science degree in Marketing.

         VAN HOLSTER has served as a director since August 2001 and as our Chief Operating Officer from August 2001 until March 2002. Mr. Holster served as Product Manager of our Desience division from May 1996 to August 2001, where his responsibilities included duties relating to order initiation, product fulfillment and installation and customer support. Prior to his employment with our Desience division, Mr. Holster was a student at Pasadena City College, where he earned an Associate in Arts Degree in Liberal Arts and an Associate in Science Degree in Marketing.

         LISA LAWRENCE has served as a director since February 2002 and from September 2000 until December 2001. Ms. Lawrence resigned as a director in December 2001 to pursue an MBA degree at Temple University, but accepted an appointment to our board of directors in February 2002 after Ms. Lawrence decided that her workload in the MBA program at Temple University would allow her to serve on our board of directors. From July 1999 until December 2001, Ms. Lawrence held the office of Director of Internet-Business Affairs, and from July 2000 until December 2001, Ms. Lawrence held the office of Vice President of Internet. From August 1997 until June 1999, Ms. Lawrence worked at Curb Entertainment, where her responsibilities included sales of international film rights and representation at major film festivals. Prior to her employment at Curb Entertainment, Ms. Lawrence was a student at Pepperdine University, where she earned a Bachelor of Arts degree in Telecommunications.

         CAROLINE MICHAELS has served as a director since November 2001. Ms. Michaels has been associated with Kanakaris Wireless since our acquisition of Desience Corporation in October 1997 through her capacity, since September 1988, as a consultant and independent sales representative of Desience Corporation, which was sold in March 2002. Prior to that time, Ms. Michaels was General Manager of Little Bear Organic Foods from February 1986 through December 1987. Ms. Michaels was born in London, England, and started her career at The Sunday Times of London. Ms. Michaels moved to New York in 1969 and became a partner and co-owner of a music publishing, management and production company, where she worked directly with various artists.

         ROSE FORBES has served as a director since November 2000 and was, until her appointment as a member of our board of directors, an advisor to our board of directors commencing in November 1997, during which she provided advice principally on matters pertaining to the entertainment industry. Ms. Forbes' background includes work at Sony Pictures Entertainment, MCEG/Virgin Home Entertainment and Paramount Pictures. Ms. Forbes has been Manager of Music Clearance at Sony Pictures Entertainment since December 1995 and has been with Sony since July 1990.

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

         DAVID T. SHOMAKER has served as our acting Chief Financial Officer and as an advisor to our board of directors since May 1999, during which he provided advice principally on matters pertaining to financial accounting, business development, business plan analysis and tax considerations. Mr. Shomaker has been a partner of Haynie & Company, Certified Public Accountants, based in Orange County, California and Salt Lake City, Utah since 1990. Mr. Shomaker is a Certified Public Accountant in the States of California and Utah and is a Certified Fraud Examiner and a Certified Valuation Analyst. Mr. Shomaker holds a Bachelor of Science degree in Accounting from Brigham Young University, Provo, Utah.

         All directors hold office until the next annual stockholders' meeting or until their respective successors are elected or until their earlier death, resignation or removal. Each officer serves at the discretion of the board of directors.

     ADVISORS TO OUR BOARD OF DIRECTORS

         GEORGE ATKINSON has served as an advisor to our board of directors since November 1997, during which he provided advice principally on matters pertaining to movie copyrights and the acquisition of movie masters and sales strategies. Mr. Atkinson was a pioneer of home video and was the President of the 600+ Video Station network, which preceded major chains such as Blockbuster Video. He was named by the Video Software Dealers Association as Video Retailer of the Year and Video Man of the Year in 1979, and was a central character in the New York Times best-selling book "Fast Forward: Hollywood, the Japanese and the VCR Wars" by James Lardner.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). These officers, directors and stockholders are required by Commission regulations to furnish us with copies of all such reports that they file.

         Based solely upon a review of copies of these reports furnished to us during 2002 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2002 were complied with, except as described below.

         The following individuals are in the process of preparing late Forms 4 to report on the following numbers of Forms 4 the following numbers of transactions that inadvertently were not timely reported. Ms. Caroline Michaels
- two reports, two transactions; Mr. Van Holster - two reports, two transactions; Mr. John McKay - four reports, four transactions; Ms. Lisa Lawrence - two reports, two transactions; Mr. Alex Kanakaris - three reports, three transactions; Ms. Rose Forbes - one report, one transaction; Mr. Charles Moore - one report, one transaction.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities to Kanakaris Wireless of our President and Chief Executive Officer and our Secretary, or the named executives, during the years ended September 30, 2000, 2001 and 2002. There were no other executive officers whose annual salary and bonus compensation exceeded $100,000 during the year ended September 30, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                                  Annual Compensation    Compensation
                                               ------------------------  -------------
                                                                             Awards
                                                                           Securities
                                                                           Underlying         All Other
Name and Principal Position            Year    Salary ($)     Bonus ($)    Options (#)    Compensation($)(1)
---------------------------            ----    ----------     ---------    -----------    ------------------
Alex Kanakaris                         2002     174,576      693,780(2)          --           3,948(3)
   President and Chief Executive       2001     167,708    1,849,725(4)          --           3,905(3)
   Officer                             2000     175,000       42,760(5)     188,125(6)        3,208(3)
John Robert McKay                      2002      57,360       29,600(7)          --              --
   Secretary and Webmaster             2001     105,000       16,760(8)          --              --
                                       2000     105,000       12,145(9)      24,750(10)          --
     _______________

         (1)  Aggregate amounts do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in this table.
         (2)  Represents $52,330 of debt forgiveness and $641,450 of common stock granted based on the approximate fair market value on the date of grant of common stock granted.
         (3) Represents pro rata cost of life insurance payable to the heirs of Mr. Kanakaris
         (4) Represents $227,225 of debt forgiveness and $1,622,500 of common stock granted based on the approximate fair market value on the date of grant of common stock granted.
         (5)  Represents debt forgiveness.
         (6) Of this total, options to purchase an aggregate of 83,125 shares were cancelled on March 14, 2001.
         (7) Represents $5,800 of debt forgiveness and $23,800 of common stock granted based on the approximate fair market value on the date of grant of common stock granted.
         (8) Represents $6,760 of debt forgiveness and $10,000 of common stock granted based on the approximate fair market value on the date of grant of common stock granted.
         (9)  Represents $5,000 of cash and $7,145 of debt forgiveness.
         (10) Of this total, options to purchase an aggregate of 7,500 shares were cancelled on March 14, 2001.

STOCK OPTION GRANTS IN 2002

         In fiscal 2002, no options or stock appreciation rights were granted to the named executives.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth the number of shares acquired and value realized upon exercise of options during the fiscal year ended September 30, 2002 and the number of exercisable and unexercisable in-the-money stock options and their values at September 30, 2002 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.


                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                            Shares                   Number of Securities Underlying   Value ($) of Unexercised
                         Acquired on      Value          Unexercised Options at         In-the-Money Options at
Name                       Exercise    Realized ($)        September 30, 2002           September 30, 2002 (1)
----                       --------    ------------        ------------------           ----------------------
                                                       Exercisable     Unexercisable  Exercisable  Unexercisable
                                                       -----------     -------------  -----------  -------------
Alex Kanakaris                --            --            105,000           --            $0             --

John Robert McKay             --            --             17,250           --            $0             --
_______________

         (1) The closing sale price of our common stock on the OTC Bulletin Board(R)as of September 30, 2002 was $.019, which price did not exceed the exercise price of the options.

LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2002, no awards were given to named executives under long-term incentive plans.

COMPENSATION OF DIRECTORS

         Our directors receive no compensation for attending meetings of the board of directors but receive stock grants from time to time as compensation for services rendered. Stock grants made during the year ended September 30, 2002 to our directors as compensation for services rendered are discussed in more detail below. The differences in valuation of the common stock issued to our directors result from the difference in the closing price of a share of our common stock reported on the OTC Bulletin Board(R) on the date of grant and the closing price of a share of our common stock reported on the OTC Bulletin Board(R) on the date of issuance.

         On October 17, 2001, we issued 50,000 shares of common stock valued at $21,000, or $0.42 per share, and having a fair value on the issuance date of $38,000, or $0.76 per share, to then director Branch Lotspeich as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On October 17, 2001, we issued 10,000 shares of common stock valued at $4,200, or $0.42 per share, and having a fair value on the issuance date of $7,600, or $0.76 per share, to Caroline Michaels as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On October 17, 2001, we issued 5,000 shares of common stock valued at $2,100, or $0.42 per share, and having a fair value on the issuance date of $3,800, or $0.76 per share, to Van Holster as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On October 17, 2001, we issued 5,000 shares of common stock valued at $2,100, or $0.42 per share, and having a fair value on the issuance date of $3,800, or $0.76 per share, to John McKay as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On October 17, 2001, we issued to 5,000 shares of common stock valued at $2,100, or $0.42 per share, and having a fair value on the issuance date of $3,800, or $0.76 per share, to Lisa Lawrence as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On January 11, 2002, we loaned Alex Kanakaris $36,000 at an annual percentage rate of 5%. The loan plus all accrued and unpaid interest is payable five years following the date of the loan. As of September 30, 2002 the outstanding principal balance of this loan and all accrued interest had been repaid. The loan made in January 2002 to Alex Kanakaris was made in lieu of salary and was subsequently repaid by offsetting salary compensation owed Mr. Kanakaris against this loan. In light of the enactment of the Sarbanes-Oxley Act of 2002, it is our policy to no longer extend loans to our directors or officers.

         On March 18, 2002, we issued 350,000 shares of common stock valued at $35,000 and having a fair value on the issuance date of $35,000, or $0.10 per share, to Alex Kanakaris as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued 180,000 shares of common stock valued at $18,000 and having a fair value on the issuance date of $18,000, or $0.10 per share, to John McKay as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued 50,000 shares of common stock valued at $5,000 and having a fair value on the issuance date of $5,000, or $0.10 per share, to Lisa Lawrence as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued 20,000 shares of common stock valued at $2,000 and having a fair value on the issuance date of $2,000, or $0.10 per share, to Van Holster as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued 15,000 shares of common stock valued at $1,500 and having a fair value on the issuance date of $1,500, or $0.10 per share, to Caroline Michaels as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued 100,000 shares of common stock valued at $10,000 and having a fair value on the issuance date of $10,000, or $0.10 per share, to Rose Forbes as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued 25,000 shares of common stock valued at $2,500 and having a fair value on the issuance date of $2,500, or $0.10 per share, to Charles Moore as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On April 16, 2002, we issued 1,000,000 shares of common stock valued at $90,000 and having a fair value on the issuance date of $90,000, or $0.09 per share, to Alex Kanakaris as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On April 16, 2002, we issued 250,000 shares of common stock valued at $22,500 and having a fair value on the issuance date of $22,500, or $0.09 per share, to John McKay as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On June 7, 2002, we issued 1,000,000 shares of common stock valued at $30,000, or $0.03 per share, and having a fair value on the issuance date of $28,000, or $0.028 per share, to Alex Kanakaris as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On June 7, 2002, we issued 500,000 shares of common stock valued at $15,000, or $0.03 per share, and having a fair value on the issuance date of $14,000, or $0.028 per share, to John McKay as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         Kanakaris Wireless is the beneficiary of 80% of the proceeds of a term life insurance policy in the amount of $10,000,000 covering Alex Kanakaris, whose heirs are the beneficiaries of the remaining 20% of the proceeds of that policy. We have paid all premiums associated with this term life insurance policy, including $3,948 for the fiscal year ended September 30, 2002 and attributable to the 20% portion of the proceeds payable under that policy to the heirs of Mr. Kanakaris. These premium amounts were paid by us for the benefit of the heirs of Mr. Kanakaris as part of Mr. Kanakaris' executive compensation package.

         The fees for the services rendered as described above were approved by the board of directors or an appropriate committee of the board of directors of Kanakaris Wireless after consideration of the value of the services rendered and/or to be rendered and after taking into account the fact that the fees were paid in restricted shares of our common stock which would have to be held for at least one year prior to their sale, and then only would be eligible for sale in limited amounts. Given the nature of the services provided, the past involvement of the service providers with Kanakaris Wireless through which they gained a thorough understanding of its business and prospects, and the fact that all fees were paid through the issuance of restricted shares of our common stock, we believe that the fees paid for these services compare favorably to fees we would have had to pay for similar services rendered by non-directors.

REPRICING OF OPTIONS AND SARS

         No adjustments to or repricing of stock options previously awarded to named executives occurred in fiscal 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of January 6, 2003, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


NAME AND ADDRESS OF                                         AMOUNT AND NATURE OF
BENEFICIAL OWNER(1) (2)             TITLE OF CLASS          BENEFICIAL OWNERSHIP(3)         PERCENT OF CLASS
-----------------------             --------------          -----------------------         ----------------
William G. Hopkins
25981 Glen Canyon
Laguna Canyon, CA 92653             Common                         4,250,000                       13.12%

Alex Kanakaris                      Common                         3,033,478 (4)                    9.32%
                                    Class A Preferred              1,000,000                      100.00%

Bristol Capital, LLC
6363 Sunset Blvd., 5th Floor
Los Angeles, CA 90028               Common                         1,705,007 (5)                    4.99%
                                    Series B Preferred                   900                      100.00%

John Robert McKay                   Common                           986,275 (6)                    3.04%

Rose Forbes                         Common                           105,000                         *

Lisa Lawrence                       Common                            91,000 (7)                     *

Van Holster                         Common                            37,760 (8)                     *

Caroline Michaels                   Common                            27,250 (9)                     *

Charles Moore                       Common                            25,000                         *

David T. Shomaker                   Common                               750                         *

All directors and executive
officers as a group (8 persons)     Common                         4,306,513 (10)                  13.21%
                                    Class A Preferred              1,000,000                      100.00%
                                    Series B Preferred                 --                           --
     _______________

     *   Less than 1.00%

     (1) The address of each director and executive officer named in this table is c/o Kanakaris Wireless, 2716 Ocean Park Blvd., Suite 2005, Santa Monica, California 90405. Mr. Kanakaris and Mr. McKay are directors and executive officers of Kanakaris Wireless. Mr. Holster, Ms. Forbes, Ms. Lawrence, Ms. Michaels and Mr. Moore are directors of Kanakaris Wireless Mr. Shomaker is Acting Chief Financial Officer of Kanakaris Wireless and an advisor to our board of directors.

     (2) The natural person(s) who exercise the sole or shared voting and dispositive powers with respect to the shares of capital stock held by the entities listed above are as follows: Paul Kessler and Diana Derycz Kessler for Bristol Capital, LLC.

     (3) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within 60 days after January 6, 2003, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

     (4) Consists of 2,878,478 shares of common stock issued and outstanding, 50,000 shares of common stock issuable upon conversion of Class A Convertible Preferred Stock and 105,000 shares of common stock issuable upon exercise of options.

     (5) Due to contractual beneficial ownership limitations, the number of shares shown has been limited to 4.999% of the sum of the shares of our common stock outstanding as of the date of the table and a number of additional shares deemed outstanding such that the resulting number, including shares presently outstanding and held by the beneficial owner, is equal to 4.99% of such sum.

     (6) Consists of 969,025 shares of common stock issued and outstanding and 17,250 shares of common stock issuable upon exercise of options.

     (7) Consists of 77,250 shares of common stock issued and outstanding and 13,750 shares of common stock issuable upon exercise of options.

     (8) Consists of 36,760 shares of common stock issued and outstanding and 1,000 shares of common stock issuable upon exercise of options.

     (9) Consists of 26,250 shares of common stock issued and outstanding and 1,000 shares of common stock issuable upon exercise of options.

     (10) Consists of 4,118,513 shares of common stock issued and outstanding, 138,000 shares of common stock issuable upon exercise of options and 50,000 shares of common stock issuable upon conversion of Class A Convertible Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options under our 2000 Stock Option Plan and our options issued outside a formal option plan as of September 30, 2002 ("the option plans").


                                               Number of Securities       Weighted Average           Number of
                                                to be Issued Upon         Exercise Price of         Securities
                                             Exercise of Outstanding         Outstanding             Remaining
                                                Options, Warrants         Options, Warrants        Available for
Plan Category                                      and Rights (1)            and Rights           Future Issuance
-------------                                      --------------            ----------           ---------------
Equity compensation plans approved by
   security holders                                     7,625                 $20.87                  142,375
Equity compensation plans not approved by
   security holders                                   283,669(2)              $10.29                    N/A(2)

Total                                                 291,294                 $10.57                  142,375
_______________

     (1) Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

     (2) Number of shares represents shares of common stock underlying outstanding non-qualified stock options issued outside of a formal stock option plan. Accordingly, the number of securities remaining available for future issuance is not applicable.

         The option plans permit grants of both incentive stock options (ISOs) and non-qualified stock options (NQOs). Vesting periods under the option plan vary from person to person and options under the option plan are exercisable subject to continued employment and other conditions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the acquisition by Kanakaris InternetWorks, Inc. of Desience Corporation in October 1997, Mr. Lotspeich, our former Vice Chairman of the Board and Secretary, became entitled to receive 2.5% of the gross sales of Desience Corporation. Effective as of January 1, 2000, Mr. Lotspeich voluntarily relinquished his rights to receive a percentage of gross sales for periods after December 31, 1999. As of September 30, 2002, $16,526 was due and payable to Mr. Lotspeich under this arrangement.

         Effective as of February 26, 1997, Alex Kanakaris, who is our Chairman of the Board, President and Chief Executive Officer and who was then a director and the President of Kanakaris InternetWorks, Inc., executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $50,000 or the sum of the drawn amounts between February 26, 1997 and September 30, 1997, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1998, with a final interest payment due at maturity of the note on February 26, 2002. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2001 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2002, the outstanding principal balance of this note was $9,920 and an aggregate of $39,680 in principal and $4,929 in interest had been forgiven as of that date.

         Effective as of April 7, 1997, John McKay, who is a director and the webmaster of Kanakaris Wireless and who was then a director and the webmaster of Kanakaris InternetWorks, Inc., executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $18,000 or the sum of the drawn amounts between April 7, 1997 and September 30, 1997, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1998, with a final interest payment due at maturity of the note on April 7, 2002. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2001 have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2002, the outstanding principal balance of this note was $3,400 and an aggregate of $13,599 in principal and $1,689 in interest had been forgiven as of that date.

         Effective as of May 19, 1997, Branch Lotspeich, who is a former director and executive officer of Kanakaris Wireless and who was then a director of Kanakaris InternetWorks, Inc. and the President of Desience Corporation, executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $10,000 or the sum of the drawn amounts between May 19, 1997 and September 30, 1997, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1998, with a final interest payment due at maturity of the note on May 19, 2002. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2001 have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2002, the outstanding principal balance of this note was $1,920 and an aggregate of $7,680 in principal and $954 in interest had been forgiven as of that date.

         Effective as of September 30, 1997, Alex Kanakaris executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of $153,000, with interest at an annual rate of 8.0%. Principal and interest payments under the note were due in annual installments of $38,250 commencing September 30, 1998 and continuing until September 30, 2002, at which time the remaining unpaid principal and interest were due in full. Amounts due under this note have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2002, there was no outstanding balance on this note, and an aggregate of $153,000 in principal and no interest had been forgiven as of that date.

         Effective as of December 31, 1997, John McKay executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $50,000 or the sum of the drawn amounts between January 1, 1998 and December 31, 1998, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1999, with a final interest payment due at maturity of the note on January 1, 2003. Principal payments are due in five equal annual installments commencing December 31, 1999, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2001 have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2002, the outstanding principal balance of this note was $2,400 and an aggregate of $9,599 in principal and $1,192 in interest had been forgiven as of that date.

         Effective as of December 31, 1997, Alex Kanakaris executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $85,000 or the sum of the drawn amounts between January 1, 1998 and December 31, 1998, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1999, with a final interest payment due at maturity of the note on January 1, 2003. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2001 have been forgiven by Kanakaris Wireless as part of compensation for services rendered. As of September 30, 2002, the outstanding principal balance of this note was $4,160 and an aggregate of $16,640 in principal and $2,067 in interest had been forgiven as of that date.

         Effective as of December 31, 1997, Branch Lotspeich executed an unsecured promissory note in favor of Kanakaris InternetWorks, Inc. in the principal amount of the smaller of $30,000 or the sum of the drawn amounts between January 1, 1998 and December 31, 1998, with interest at an annual rate of 6.625%. Interest payments under the note are due annually commencing June 30, 1999, with a final interest payment due at maturity of the note on January 1, 2003. Principal payments are due in five equal annual installments commencing December 31, 1998, with a final principal payment due at maturity of the note. Amounts due under this note through December 31, 2001 have been forgiven by our company as part of compensation for services rendered. As of September 30, 2002, the outstanding principal balance of this note was $2,000 and an aggregate of $8,000 in principal and $994 in interest had been forgiven as of that date.

         David Shomaker, our acting Chief Financial Officer, is a partner of Haynie & Company, a certified public accounting firm. We engaged Haynie & Company to provide us with accounting assistance, tax preparation services and acting Chief Financial Officer services commencing in May 1999. Through April 30, 2001, we issued 28,750 shares of common stock to Haynie & Company in connection with this arrangement. Also in connection with this arrangement, Kanakaris Wireless paid to Haynie & Company a fee of $1,000 per month during each month from May 1999 through October 1999, $2,000 per month from November 1999 through January 2000, and $4,000 per month from February 2000 through April 2001. Since May 2001, we have agreed to make cash payments based upon Haynie & Company's regular per diem rates.

         On December 27, 1999, we executed an unsecured promissory note in favor of Branch Lotspeich in the principal amount of $35,000, with interest at an annual rate of 5% as payment for services rendered. Payment of principal and accrued interest was due on or before January 10, 2002, with monthly payments of at least 5% of the outstanding balance to be made beginning in February 2000. This note was repaid in full.

         On December 31, 1999, as incentive compensation, we granted options to purchase up to 105,000 shares of common stock to Alex Kanakaris, options to purchase up to 60,000 shares of common stock to Branch Lotspeich, options to purchase up to 17,250 shares of common stock to John McKay and options to purchase up to 13,750 shares of common stock to Lisa Lawrence, each with an exercise price of $10.40 per share, which was the fair market value of a share of common stock on the date of grant.

         On January 7, 2000, our Desience division executed an unsecured promissory note in favor of Alex Kanakaris in the principal amount of $35,000, with interest at an annual rate of 5%. The promissory note was executed in connection with a loan from Mr. Kanakaris that was made in order to satisfy short-term financing needs. Payment of principal and accrued interest was due on or before May 10, 2000. This note was repaid in full.

         On January 12, 2000, our board of directors authorized us to obtain a term life insurance policy in the amount of $10,000,000 covering Alex Kanakaris which, in the event of the death of Mr. Kanakaris, shall result in 80% of the proceeds of the policy being paid to us and 20% of the proceeds of the policy being paid to the heirs of Mr. Kanakaris, who include, among others, directors Rose Forbes and Lisa Lawrence and then director Branch Lotspeich.

         On January 13, 2000, as incentive compensation, we granted options to purchase up to 1,500 shares of common stock to then director Jeff Hall at an exercise price of $26.20 per share, which was approximately, but not in excess of, the fair market value of a share of common stock on the date of grant.

         On May 11, 2000 we issued 500 shares of common stock to director Lisa Lawrence as compensation for consulting services rendered. Ms. Lawrence's consulting services involved a special project aimed at retaining interns to provide services to Kanakaris Wireless.

         On May 17, 2000, Alex Kanakaris executed a promissory note in favor of Kanakaris Wireless in the principal amount of $160,000, with interest on the unpaid principal balance at an annual rate of 7%. Principal and all accrued interest were due on or before May 16, 2001. The note was collateralized by 7,112 shares of common stock of Kanakaris Wireless owned by Mr. Kanakaris. Amounts due under this note were forgiven as part of compensation for services rendered. As of September 30, 2002, there was no outstanding balance on this note, and an aggregate of $160,000 in principal and $12,563 in interest had been forgiven as of that date.

         On May 25, 2000, we granted non-qualified options to purchase shares of common stock at $14.10 per share, which was the closing sale price of a share of common stock on the trading day immediately preceding that date, under our 2000 Stock Option Plan to certain officers and directors as follows: Alex Kanakaris received an option to purchase 45,000 shares, then director Branch Lotspeich received an option to purchase up to 16,250 shares, John McKay received an option to purchase up to 5,000 shares, then director Patrick McKenna received an option to purchase up to 12,500 shares, Caroline Michaels, who subsequently became a director, received an option to purchase up to 1,000 shares, and Lisa Lawrence received an option to purchase up to 12,500 shares. On March 14, 2001, the 78,750 options held by Messrs. Kanakaris, Lotspeich and McKay and by Ms. Lawrence were cancelled.

         Effective as of June 12, 2000, David Shomaker executed an unsecured promissory note in favor of Kanakaris Wireless in the principal amount of $15,000, with interest on the unpaid principal balance at an annual rate of 10%. As of September 30, 2000, we cancelled the outstanding balance due in lieu of payment of compensation for services rendered and an aggregate of $15,000 in principal and $452 in interest had been forgiven as of that date. The services rendered by Mr. Shomaker included monthly and quarterly accounting, audit-related services, assistance with stockholder meeting matters, preparation of tax returns and tax planning, provision of monthly cash flow analysis, preparation of income projections, analysis in connection with corporate acquisition opportunities, preparation of corporate business plans and other related financial services.

         In August 2000, we issued 1,500 shares of common stock valued at $22,500 to director Lisa Lawrence as compensation for services rendered. These shares were issued as a bonus for obtaining content for our website.

         In August 2000, we granted non-qualified stock options to purchase shares of common stock at $15.00 per share, which was the closing sale price of a share of common stock on the trading day immediately preceding that date, under our 2000 Stock Option Plan to certain officers and directors as follows:
Alex Kanakaris received an option to purchase 38,125 shares, John McKay received an option to purchase up to 2,500 shares and then director Lisa Lawrence received an option to purchase up to 7,500 shares. On March 14, 2001, these options were cancelled.

         On November 6, 2000, we issued 2,500 shares of common stock valued at $19,000 to then director Jeff Hall as compensation for consulting services rendered. These shares were issued as compensation for advice given by Mr. Hall, who was the President of the Brentwood Media Group at the time of issuance, relating to the publishing business and for strategic analysis in connection with cost/return analysis relating to potential publishing opportunities.

         On November 6, 2000, we issued 5,000 shares of common stock valued at $38,000 to Rose Forbes as compensation for consulting services rendered. The shares granted to Ms. Forbes, who was employed by a movie studio at the time of issuance, were granted as compensation for Ms. Forbes' advice relating to movie industry issues pertaining to online film distribution, including legal rights and other barriers to online film distribution.

         On November 6, 2000, we issued 12,500 shares of common stock valued at $95,000 to Lisa Lawrence as compensation for extraordinary services rendered. These shares were issued to Ms. Lawrence as compensation for her success in organizing and managing the participation of Kanakaris Wireless in several Internet industry events.

         On November 6, 2000, we issued 2,500 shares of common stock valued at $19,000 to then director Pat McKenna as compensation for consulting services rendered. These shares were issued to Mr. McKenna, who was employed in the Internet industry at the time of issuance, for business consultation he rendered as a member of our board of directors, including strategic advice pertaining to partnering with larger Internet-oriented companies.

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

         On April 6, 2001, we issued 12,500 shares of common stock valued at $31,250 to then director Branch Lotspeich as compensation for services rendered. These shares were issued in lieu of cash compensation payable to Mr. Lotspeich for services as an employee of Kanakaris Wireless.

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

         On May 1, 2001, we issued 14,881 shares of common stock valued at $31,250 to then director Branch Lotspeich as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

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

         On January 11, 2002, we loaned Alex Kanakaris $36,000 at an annual percentage rate of 5%. The loan plus all accrued and unpaid interest is payable five years following the date of the loan. As of September 30, 2002 the outstanding principal balance of this loan and all accrued interest had been repaid.

         On March 18, 2002, we issued to Alex Kanakaris 350,000 shares of common stock valued at $35,000 as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued to John McKay 180,000 shares of common stock valued at $18,000 as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued to Lisa Lawrence 50,000 shares of common stock valued at $5,000 as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued to Van Holster 20,000 shares of common stock valued at $2,000 as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued to Caroline Michaels 15,000 shares of common stock valued at $1,500 as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued to Rose Forbes 100,000 shares of common stock valued at $10,000 as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On March 18, 2002, we issued to Charles Moore 25,000 shares of common stock valued at $2,500 as compensation for services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On April 16, 2002, we issued to Alex Kanakaris 1,000,000 shares of common stock valued at $90,000 as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On April 16, 2002, we issued to John McKay 250,000 shares of common stock valued at $22,500 as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On June 7, 2002, we issued to Alex Kanakaris 1,000,000 shares of common stock valued at $30,000 as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         On June 7, 2002, we issued to John McKay 500,000 shares of common stock valued at $15,000 as a stock bonus for extraordinary services rendered. These shares were issued as non-cash bonus compensation in connection with periodic stock bonuses to our employees in recognition of continued employment and dedication to Kanakaris Wireless.

         We are the beneficiary of 80% of the proceeds of a term life insurance policy in the amount of $10,000,000 covering Alex Kanakaris, whose heirs are the beneficiaries of the remaining 20% of the proceeds of that policy. We have paid all premiums associated with this term life insurance policy, including $3,948 for the fiscal year ended September 30, 2002, $3,905 for the fiscal year ended September 30, 2001 and $3,208 for the fiscal year ended September 30, 2000, all of which are attributable to the 20% portion of the proceeds payable under that policy to the heirs of Mr. Kanakaris. These premium amounts were paid by us for the benefit of the heirs of Mr. Kanakaris as part of Mr. Kanakaris' executive compensation package.

         We are or have been a party to various employment, consulting and compensation arrangements with related parties, as more particularly described above under the headings "Management -- Compensation of Directors" and "Management -- Executive Compensation."

         For each of the issuances described above and made for consulting or other services rendered, the per share value of the common stock issued was the fair market value of the common stock on the grant date, which equaled the closing price of a share of common stock on the OTC Bulletin Board(R) on that date.

         We do not have a formal loan forgiveness policy and the arrangements for our loans to our officers or directors have been made on a case-by-case basis. With respect to the loans described above made to officers and directors that have been forgiven from time to time, our board of directors or an appropriate committee of our board of directors has approved these arrangements.

         The loans made in 1997 were made at the request of the individuals receiving those loans and we committed to write off those loans on an annual basis over a period of five years, with each write off of principal and accrued and unpaid interest being recorded as compensation paid to the corresponding individual. These loans were approved by our board of directors or an appropriate committee of our board of directors but did not correspond to any specific services outside of the ordinary course of the directors' and executive officers' employment with Kanakaris Wireless.

         The loan made in May 2000 to Alex Kanakaris was made at the request of Mr. Kanakaris and we wrote off this loan and recorded as compensation to Mr. Kanakaris the principal and accrued and unpaid interest amounts on the loan as a result of Mr. Kanakaris' extraordinary efforts in operating our business during 2000, which extraordinary efforts included:

     o direction of the successful acquisition of hundreds of movie masters for utilization on our websites;

     o creation of a working online movie delivery website during a time period when many highly-funded and high profile attempts to create similar sites failed; and

     o bringing our websites to the awareness of a larger audience through interviews on radio, TV and print media pertaining to the evolution of the Internet, many of which were in connection with Mr. Kanakaris' book, Signs of Intelligent Life on the Internet.

         The loan made in June 2000 to David Shomaker was made in connection with services provided by Mr. Shomaker, as more particularly described above, and was subsequently repaid by offsetting compensation owed Mr. Shomaker against this loan. The loan made in January 2002 to Alex Kanakaris was made in lieu of salary and was subsequently repaid by offsetting salary compensation owed Mr. Kanakaris against this loan. In light of the enactment of the Sarbanes-Oxley Act of 2002, it is our policy to no longer extend loans to our directors or officers.

         For each of the issuances described above and made for consulting or other services rendered, the per share value of the common stock issued was the fair market value of the common stock on the grant date, which equaled the closing price of a share of common stock on the OTC Bulletin Board(R) on that date.

         We are or have been a party to various employment, consulting and compensation arrangements with related parties, as more particularly described above under the headings "Management--Compensation of Executive Officers" and "Management--Compensation of Directors."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

         Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

         (b)      REPORTS ON FORM 8-K.

         During the quarter ended September 30, 2002, the Registrant did not file any current reports on Form 8-K.


                                       KANAKARIS WIRELESS AND SUBSIDIARIES

                                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----

Consolidated Financial Statements As Of And For The Years Ended September 30, 2002 and 2001
-------------------------------------------------------------------------------------------

Independent Auditors' Report................................................................................F-2

Consolidated Balance Sheets as of September 30, 2002 and 2001...............................................F-3

Consolidated Statements of Operations for the Years Ended
     September 30, 2002 and 2001............................................................................F-5

Consolidated Statements of Comprehensive Loss for the Years Ended
     September 30, 2002 and 2001............................................................................F-6

Consolidated Statements of Changes in Stockholders' Deficiency
     For the Years Ended September 30, 2002 and 2001........................................................F-7

Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2002 and 2001............................................................................F-9

Notes to Consolidated Financial Statements for the Years Ended
     September 30, 2002 and 2001............................................................................F-12


                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

To the Board of Directors of:
Kanakaris Wireless

We have audited the accompanying consolidated balance sheets of Kanakaris Wireless and Subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kanakaris Wireless and Subsidiaries as of September 30, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 24 to the financial statements, the Company has a net loss from operations of $8,078,143, a negative cash flow from operating activities of $144,957, a working capital deficiency of $6,526,792 and a stockholders' deficiency of $6,436,992. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California
December 19, 2002

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        As of September 30, 2002 and 2001

                                                          2002          2001
                                                       -----------   -----------
ASSETS

Current assets:
  Cash                                                 $   21,661    $   51,473
  Accounts receivable, net                                130,029       122,093
  Inventories, net                                         27,496         1,960
  Investments in marketable securities                      8,571        64,000
  Current maturities of notes receivable -
     shareholders and related parties                      36,280       110,810
  Current maturities of notes receivable - other           25,000            --
  Vendor deposits                                             700            --
  Interest receivable                                      49,287        35,305
  Prepaid expenses                                         14,080        20,063
                                                       -----------   -----------
          TOTAL CURRENT ASSETS                            313,104       405,704
                                                       -----------   -----------

Property and equipment, net of accumulated
  depreciation and amortization                            88,050        48,683
                                                       -----------   -----------

Other assets:
 Film library - net of accumulated amortization                --       384,936
 Goodwill - net of accumulated amortization                    --       328,565
 Other                                                      1,750         2,836
                                                       -----------   -----------
          TOTAL OTHER ASSETS                                1,750       716,337
                                                       -----------   -----------
          TOTAL ASSETS                                 $  402,904    $1,170,724
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.


                         KANAKARIS WIRELESS AND SUBSIDIARIES
                             Consolidated Balance Sheets
                          As of September 30, 2002 and 2001

                                                           2002             2001
                                                       -------------   -------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                $  2,769,038    $  1,087,331
  Due to former shareholder of former subsidiary            113,183         104,695
  Convertible debentures                                  3,585,125       2,756,500
  Convertible promissory notes                              372,550              --
                                                       -------------   -------------
          TOTAL CURRENT LIABILITIES                       6,839,896       3,948,526
                                                       -------------   -------------

Stockholders' deficiency:
  Preferred stock, Class A Convertible shares
     $0.01 par value; 5,000,000 shares
     authorized; 1,000,000 issued and outstanding            10,000          10,000
  Preferred stock, Class B Convertible shares
     $1,000 par value; 900 shares
     authorized; 900 issued and outstanding                 900,000              --
  Common stock, $0.001 par value; 250,000,000 and
     100,000,000 shares authorized; 24,450,065 and
     4,514,704 in 2002 and 2001 respectively, issued
     and outstanding                                         24,450           4,514
  Additional paid-in capital                             31,707,539      28,928,690
  Accumulated deficit                                   (38,725,325)    (30,564,905)
  Deferred expenses                                        (353,656)     (1,108,101)
  Comprehensive loss                                             --         (48,000)
                                                       -------------   -------------

          TOTAL STOCKHOLDERS' DEFICIENCY                 (6,436,992)     (2,777,802)
                                                       -------------   -------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIENCY                     $    402,904    $  1,170,724
                                                       =============   =============

             See accompanying notes to consolidated financial statements.

                                         F-4


                          KANAKARIS WIRELESS AND SUBSIDIARIES
                         Consolidated Statements of Operations
                    For the Years Ended September 30, 2002 and 2001

                                                            2002             2001
                                                        -------------   -------------
Net sales                                               $    413,946    $  1,186,681
Cost of sales                                                315,045         361,761
                                                        -------------   -------------
          GROSS PROFIT                                        98,901         824,920
                                                        -------------   -------------

Operating expenses:
  Executive compensation                                   1,034,742       1,443,982
  Salaries                                                   227,399         309,218
  Payroll taxes and employee benefits                         24,935          30,173
  Consulting services                                      1,235,871       1,793,110
  Travel and entertainment                                    66,461         185,668
  Telephone and utilities                                     41,606          43,579
  Marketing, advertising and investor relations               78,152         601,478
  Professional fees                                          690,044         818,129
  Rent                                                        39,897          69,689
  Office and other expenses                                  289,815         193,390
  Equipment rental and expense                                 1,551             671
  Insurance                                                   83,305          72,902
  Depreciation and amortization                              136,410         146,682
  Bad debt expense                                            83,770         159,260
  Taxes - other                                                  357           4,047
  Bank charges                                                 3,191           1,591
  Website development                                            323          50,932
  Loss on impairment of goodwill                           2,112,784              --
  Loss on impairment of film library                         284,190              --
                                                        -------------   -------------

          TOTAL OPERATING EXPENSES                         6,434,803       5,924,501
                                                        -------------   -------------
     Loss from operations before interest
        and other income (expense)                        (6,335,902)     (5,099,581)
                                                        -------------   -------------
Interest and other income (expense):
  Interest income                                             17,987          43,847
  Dividend income                                                 --             474
  Interest and financing expense                          (1,619,299)     (3,240,584)
  Other income (expense)                                     (37,500)         24,695
  Loss on impairment of investment
     in marketable securities                               (103,429)       (980,000)
                                                        -------------   -------------
          TOTAL INTEREST AND OTHER INCOME (EXPENSE)       (1,742,241)     (4,151,568)
                                                        -------------   -------------
     Loss before discontinued operations                  (8,078,143)     (9,251,149)
     Discontinued operations                                 (82,277)         27,090
                                                        -------------   -------------
     Net loss                                           $ (8,160,420)   $ (9,224,059)
                                                        =============   =============
     Net loss per common share:
          Basic and diluted - continuing operations     $       (.68)   $      (3.28)
          Basic and diluted - discontinued operations           (.01)            .01
                                                        -------------   -------------
     Net loss per common share                          $       (.69)   $      (3.27)
                                                        =============   =============
     Weighted average common shares
        outstanding - basic and diluted                   11,823,447       2,820,250
                                                        =============   =============

             See accompanying notes to consolidated financial statements.

                                          F-5

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
                 For the Years Ended September 30, 2002 and 2001

                                                         2002           2001
                                                     ------------   ------------
Net loss                                             $(8,160,420)   $(9,224,059)
Other comprehensive loss:

     Unrealized loss on marketable securities                 --        (48,000)
                                                     ------------   ------------
Comprehensive loss                                   $(8,160,420)   $(9,272,059)
                                                     ============   ============

          See accompanying notes to consolidated financial statements.


                                                 KANAKARIS WIRELESS AND SUBSIDIARIES
                                    Consolidated Statement of Changes in Stockholders' Deficiency
                                           For the Years Ended September 30, 2002 and 2001

                                     Preferred Stock                Common Stock
                               ----------------------------  ----------------------------                  Accumulated
                                  Shares         Amount         Shares         Amount          APIC          Deficit
                               -------------  -------------  -------------  -------------  -------------  -------------
BALANCES
SEPTEMBER 30, 2000                1,000,000   $     10,000      1,729,884   $      1,730   $ 19,211,227   $(21,340,846)

  Stock issued for cash:                 --             --        178,333            178        249,822             --

  Stock issued for:
     Compensation                        --             --        587,381            587      1,828,288             --
     Consulting services                 --             --        420,342            420      1,293,470             --
     Marketing, advertising
      and investor relations             --             --         30,000             30        177,970             --
     Professional
      services                           --             --         15,000             15         43,985             --

  Settlement of
   Netbooks.com dispute                  --             --          1,250              1          3,749             --

  Converted debentures                   --             --      1,552,514          1,553      3,089,119             --

  Convertible debt
   financing costs                       --             --             --             --      2,665,002             --

  Issuance of 125,000 common
   stock warrants to
   a consultant                          --             --             --             --        366,058             --

  Cancellation of stock
   subscriptions                         --             --             --             --             --             --

  Unrealized loss on
   marketable securities                 --             --             --             --             --             --

  Net (loss)                             --             --             --             --             --     (9,224,059)
                               -------------  -------------  -------------  -------------  -------------  -------------
BALANCES
SEPTEMBER 30, 2001                1,000,000   $     10,000      4,514,704   $      4,514   $ 28,928,690   $(30,564,905)
                               =============  =============  =============  =============  =============  =============

continued below:

                                                                F-7a


continued from above:
                                  Deferred      Comprehensive      Stock
                                  Expenses          Loss        Subscriptions        Total
                                -------------   -------------   -------------   -------------
BALANCES
SEPTEMBER 30, 2000              $         --    $         --    $     (1,260)   $ (2,119,149)

  Stock issued for cash:                  --              --              --         250,000

  Stock issued for:
     Compensation                   (822,656)             --              --       1,006,219
     Consulting services            (285,445)             --              --       1,008,445
     Marketing, advertising
      and investor relations              --              --              --         178,000
     Professional
      services                            --              --              --          44,000

  Settlement of
   Netbooks.com dispute                   --              --              --           3,750

  Converted debentures                    --              --              --       3,090,672

  Convertible debt
   financing costs                        --              --              --       2,665,002

  Issuance of 125,000 common
   stock warrants to
   a consultant                           --              --              --         366,058

  Cancellation of stock
   subscriptions                          --              --           1,260           1,260

  Unrealized loss on
   marketable securities                  --         (48,000)             --         (48,000)

  Net (loss)                              --              --              --      (9,224,059)
                                -------------   -------------   -------------   -------------
BALANCES
SEPTEMBER 30, 2001              $ (1,108,101)   $    (48,000)   $         --    $ (2,777,802)
                                =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

                                             F-7b

KANAKARIS WIRELESS AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Deficiency
For the Years Ended September 30, 2002 and 2001


                                                 KANAKARIS WIRELESS AND SUBSIDIARIES
                                    Consolidated Statement of Changes in Stockholders' Deficiency
                                           For the Years Ended September 30, 2002 and 2001

                                     Preferred Stock                Common Stock
                               ----------------------------  ----------------------------                  Accumulated
                                  Shares         Amount         Shares         Amount          APIC          Deficit
                               -------------  -------------  -------------  -------------  -------------  -------------

BALANCES
SEPTEMBER 30, 2001                1,000,000   $     10,000      4,514,704   $      4,514   $ 28,928,690   $(30,564,905)

  Stock issued for cash:                 --             --      5,206,250          5,207        311,263             --

  Stock issued for:
    Compensation                         --             --      4,005,000          4,005        267,175             --
    Consulting services                  --             --      4,792,128          4,792        745,834             --
    Professional
     services                            --             --         65,200             65          7,435             --

  Settlement agreement                   --             --        285,000            285         51,390             --

  Converted debentures                   --             --      5,581,783          5,582        255,459             --

  Convertible debt
   financing costs                       --             --             --             --      1,093,452             --

  Issuance of common
    stock option for consultants         --             --             --             --         46,841             --

  Series B preferred                    900        900,000             --             --             --             --

  Realized loss on
   marketable securities                 --             --             --             --             --             --

  Net (loss)                             --             --             --             --             --     (8,160,420)
                               -------------  -------------  -------------  -------------  -------------  -------------
BALANCES
SEPTEMBER 30, 2002                1,000,900   $    910,000     24,450,065   $     24,450   $ 31,707,539   $(38,725,325)
                               =============  =============  =============  =============  =============  =============
continued below

                                                                           F-8a


continued from above:
                                  Deferred      Comprehensive
                                  Expenses          Loss            Total
                                -------------   -------------   -------------

BALANCES                        $ (1,108,101)   $    (48,000)   $ (2,777,802)
SEPTEMBER 30, 2001

  Stock issued for cash:                  --              --         316,470

  Stock issued for:
    Compensation                     506,251              --         777,431
    Consulting services              248,194              --         998,820
    Professional
     services                             --              --           7,500

  Settlement agreement                    --              --          51,675

  Converted debentures                    --              --         261,041

  Convertible debt
   financing costs                        --              --       1,093,452

  Issuance of common
    stock option for consultants          --              --          46,841

  Series B preferred                      --              --         900,000

  Realized loss on
   marketable securities                  --          48,000          48,000

  Net (loss)                              --              --      (8,160,420)
                                -------------   -------------   -------------
BALANCES
SEPTEMBER 30, 2002              $   (353,656)   $         --    $ (6,436,992)
                                =============   =============   =============

          See accompanying notes to consolidated financial statements.

                                      F-8b


                          KANAKARIS WIRELESS AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                    For the Years Ended September 30, 2002 and 2001

                                                               2002           2001
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(8,160,420)   $(9,224,059)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
       Amortization of goodwill                                     --         28,538
       Depreciation and amortization                           137,252        118,393
       Impairment of goodwill                                2,449,836             --
       Stock issued for Netbooks.com legal settlement               --          3,750
       Settlement agreement                                     51,675             --
       Income realized from stock received for services             --     (1,092,000)
       Gain on sale of assets                                 (247,301)            --
       Loss on impairment of investment in
         marketable securities and film library                387,619        980,000
       Provision for bad debts                                  63,567        159,260
       Stock issued for compensation, consulting,
         marketing and professional services                 1,783,751      2,236,664
       Stock options issued for consulting services             46,841        366,058
       Convertible debt - marketing cost                       234,500        270,100
       Convertible debt - financing cost                     1,093,452      2,665,002
       Convertible debt - interest cost                         64,666        327,173
  Changes in assets and liabilities
     (Increase) decrease in:
          Accounts receivable                                  (71,503)       180,153
          Inventory                                            (25,536)         2,495
          Prepaid expenses                                       5,983        144,970
          Advance to supplies and security deposits                386             --
          Interest receivable                                  (13,982)       (25,236)
     Increase in:
          Accounts payable and accrued expenses              2,054,257        289,339
                                                           ------------   ------------
          NET CASH USED IN OPERATING ACTIVITIES               (144,957)    (2,569,400)
                                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                --        (17,824)
  Acquisition of subsidiary                                 (1,291,355)            --
  Decrease in notes receivable -
    shareholders and related parties                            74,530        234,529
  Increase in security deposits                                     --         (1,436)
  Note receivable repayments                                   225,000         47,000
  Acquisition of film library                                       --        (31,397)
                                                           ------------   ------------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (991,825)       230,872
                                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment to former shareholder of subsidiary                       --         (5,000)
  Proceeds from convertible debt                               790,500      1,529,900
  Proceeds from sale of common stock                           316,470        250,000
                                                           ------------   ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES          1,106,970      1,774,900
                                                           ------------   ------------
Net (decrease) in cash                                         (29,812)      (563,628)

Cash, beginning of year                                         51,473        615,101
                                                           ------------   ------------
Cash, end of year                                          $    21,661    $    51,473
                                                           ============   ============

              See accompanying notes to consolidated financial statements

                                          F-9

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2002 and 2001

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended September 30, 2002, the Company issued 4,792,128 shares of common stock for consulting services having a fair value of $750,626. The 4,792,128 shares issued during the year ended September 30, 2002, were issued to a variety of business consultants including 5,000 shares to a non-employee member of the Company's board of directors, 10,000 shares to a member of the Company's board of directors who was also an employee of the Company, and 4,777,128 to eighteen other consultants.

During the year ended September 30, 2002, the Company issued an aggregate of 285,000 shares of common stock having a fair market value of $51,675 to a former officer in satisfaction of certain claims.

During the year ended September 30, 2002, the Company issued 65,200 shares of common stock for legal services having a fair value of $7,500.

During the year ended September 30, 2002, the Company issued 4,005,000 shares of common stock having a fair value of $271,180. Of the 4,005,000 shares issued, 2,350,000 shares were issued to the Company's Chairman of the Board, Chief Executive Officer and President, 935,000 shares were issued to an employee of the Company who was also a member of the Company's board of directors, 55,000 shares were issued to two directors who were then employees of the Company, 210,000 shares were issued to five non- employee directors of the Company, and 455,000 shares were issued to thirteen non- director employees of the Company, including employees of the Company's Fast Forward Marketing Subsidiary.

During the year ended September 30, 2002, the Company issued an aggregate of 5,556,757 shares of common stock having a fair value of approximately $261,000 to various debenture investors representing the conversion of principal and interest.

During the year ended September 30, 2002, the Company converted $372,550 of accounts payable to convertible promissory notes.

During the year ended September 30, 2001, the Company issued 465,342 shares of common stock for consulting, marketing and professional services having a fair value of $1,515,890. Of the 465,342 shares issued during the year ended September 30, 2001, 2,500 shares were issued for legal consulting services, 12,500 shares were issued for accounting and bookkeeping services, and 450,342 shares were issued to a variety of business consultants including 10,000 shares to three members of the Company's board of directors and 440,342 shares to eight other consultants.

During the year ended September 30, 2001, the Company issued 587,380 shares of common stock having a value of $1,828,875. Of the 587,381 shares issued during the year ended September 30, 2001, 525,000 shares were issued to the Company's Chairman of the Board, Chief Executive Officer and President, 47,381 shares were issued to two employees of the Company who were also members of the Company's board of directors, and 15,000 shares were issued to six non-director employees of the Company.

During the year ended September 30, 2001, the Company issued an aggregate of 1,552,514 shares of common stock having a fair value of approximately $3,091,000 to various debenture investors representing the conversion of principal and interest.

During the year ended September 30, 2001, the Company issued 1,250 shares of common stock in settlement of the Netbooks.com dispute having a fair value of $3,750.

The Company has a liability of $113,183 at September 30, 2002 and $104,695 at September 30, 2001 which represents the amount due to a former sole shareholder of the Company's former subsidiary pursuant to the agreement regarding the previous acquisition of the former subsidiary.

During the years ended September 30, 2002 and 2001, the Company issued 581,250 and 125,000 common stock warrants and options respectively, to consultants for services having a fair value as computed under SFAS No. 123 using the Black-Scholes Model of $46,841 and $366,058, respectively.

          See accompanying notes to consolidated financial statements.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

         (A) BUSINESS ORGANIZATION AND ACTIVITY

         Kanakaris Wireless, which on June 2, 2000 changed its name from Kanakaris Communications, Inc., (the "Company"), was incorporated in the State of Nevada on November 1, 1991. The Company operates various websites including www.kanakaris.com, an interactive entertainment content delivery website. The Company's websites consolidate previous websites developed by the Company including www.CinemaPop.com, www.WordPop.com and www.AK.TV. The Company's websites offer consumers over 400 click-and-view online movies, a television-styled web channel which plays regularly scheduled movies and other features, and print-on-demand books with online preview chapters. The Company's websites offer for sale various products of the pop culture genre and VHS and DVD titles. The Company also develops and supplies software and products for electronic commerce and content delivery. The Company operated a subsidiary, which was sold in March 2002, which designed and installed modular data control consoles. In April 2002, the Company acquired the business of Fast Forward Marketing, Inc., a national distributor of VHS and DVD movies and features, and now operates a video distribution business through its Fast Forward Marketing, Inc. subsidiary. Fast Forward Marketing, Inc. provides sales and marketing services in the video and audio industries throughout the United States. The Company purchases its products from major motion picture studios and/or independent video producers and sells directly to video retailers including children's educational stores, gift shops, museum stores, educational distributors, and direct mail catalogs.

         (B) BUSINESS COMBINATIONS

         On October 10, 1997 (the "Acquisition Date"), Kanakaris Internetworks, Inc. ("KIW") consummated a Stock Purchase Agreement with the shareholder (the "Seller") of Desience Corporation ("Desience") to purchase 10,000 common shares representing 100% of its issued and outstanding common stock in exchange for a 4% royalty on the gross sales (after collection) of Desience subsequent to the Acquisition Date, to be paid monthly for as long as Desience remains in business or its products are sold. Pursuant to APB 16, since the Seller had no continuing affiliation with KIW, the 4% royalty is accounted for as an increase to goodwill at the date the amount is determinable. In addition, the Seller shall receive 5% of funds which are to be allocated to Desience arising from KIW's next securities offering as a non-refundable advance on the royalty. As of September 30, 2002, no advances have been given. KIW will hold harmless the Seller from any claims, causes of action, costs, expenses, liabilities, and prior shareholder advances. Immediately following the exchange, Desience became a wholly-owned subsidiary of KIW. The fair value of the assets and liabilities acquired pursuant to the acquisition of Desience was $148,776 and $468,120, respectively, which resulted in goodwill of

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         $319,344 at the Acquisition Date since no trademarks, copyrights, existing or identified long term requirement contracts or other intangibles existed at that date. Additions to goodwill resulting from the royalty for the year ended September 30, 2002 and 2001 were $8,488 and $12,144, respectively. As of September 30, 2002, all goodwill was written-off, as a consequence of the sale of the subsidiary.

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

         On March 15, 2002, the Company formed a new corporation called FFM Acquisition Corp. This corporation was used to acquire the business of Fast Forward Marketing, Inc. on April 8, 2002, and now operates under the name of Fast Forward Marketing, Inc. Fast Forward Marketing, Inc. provides sales and marketing services in the video and audio industries throughout the United States. The Company purchases its products from major motion picture studios and/or independent video producers and sells directly to video retailers including children's educational stores, gift shops, museum stores, educational distributors, and direct mail catalogs.

         (C) PRINCIPLES OF CONSOLIDATION

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

         (D) USE OF ESTIMATES

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

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         (E) CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2002, the Company only has cash.

         (F) ACCOUNTS RECEIVABLE AND PAYABLE

         Fast Forward Marketing, Inc. has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates, which could differ from actual results. The Company believes the techniques and assumptions used in establishing the reserve accounts are appropriate. As of September 30, 2002, the Company recorded a reserve for accounts receivable of approximately $63,000, and a reserve for accounts payable of approximately $7,000.

         (G) INVENTORIES, NET

         Inventories, which consist of videos and video parts, are valued at the lower of cost or market. Cost is determined by the first-in, first-out
         (FIFO) method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories and records necessary provisions to reduce such inventories to net realizable value. As of September 30, 2002, the Company has recorded a reserve for inventory of $27,497.

         (H) INVESTMENTS IN MARKETABLE SECURITIES

         The Company classifies marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable securities are classified as "available for sale." Securities classified as "available for sale" are carried on the financial statements at fair market value. Unrealized gains and losses are reported as a separate component of comprehensive income. Unrealized losses are charged against net income when a decline in fair value is determined to be other than temporary. Securities classified as held to maturity are carried at amortized cost.

         At September 30, 2002, investments in marketable securities consisted of available-for-sale securities of $8,571. For the year ended September 30, 2001, the Company had an unrealized loss from marketable securities of $48,000 due to a temporary decline in fair market value. In 2002 and 2001, the Company had realized losses from marketable securities of $103,429 and $980,000, respectively, due to a decline in fair value, which, in accordance with FASB 115, the Company determined was other than temporary and accordingly is included in the statement of operations.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         (I) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated using the straight line method over the estimated economic useful life of 5 to 7 years. The Company periodically reviews such assets for possible impairments and any expected losses are recorded currently. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Depreciation expense for the years ended September 30, 2002 and 2001 was $56,348 and $11,935, respectively.

         (J) FILM LIBRARY

         The cost to acquire and encode the Company's film library, which as of September 30, 2002 aggregated $503,736, is being amortized on a straight-line basis over a 5-year period. Amortization expense for the years ended September 30, 2002 and 2001 amounted to $100,746 and $99,377, respectively. As of September 30, 2002 and 2001, accumulated amortization was $219,546 and $118,800, respectively.

         The Company evaluates the recoverability of the film library, when indicators of impairment are present, by reviewing current and projected profitability or undiscounted cash flows of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. For the year ended September 30, 2002, the Company determined that, based on estimated future cash flows, the carrying amount of the film library would be considered fully impaired. As a result the Company recorded an impairment charge of $284,190 during the year ended September 30, 2002.

         (K) SOFTWARE DEVELOPMENT COSTS

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

         (L) GOODWILL

         Goodwill represented the excess of the purchase price over the fair value of net assets acquired in connection with the Fast Forward Marketing, Inc. and Desience Corporation acquisitions and was being amortized on a straight-line basis over twenty years. The Company

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         periodically evaluates the recoverability of goodwill. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the goodwill from expected future operating cash flows on an undiscounted basis. As of September 30, 2002, the Company determined its goodwill was fully impaired and wrote off the unamortized portion of approximately $2.1 million. The current charge has been included in operating expenses on the accompanying financial statements.

         (M) REVENUE RECOGNITION

         The Company offers monthly recurring subscriptions at $4.95 per month. Once a subscription is received from a new subscriber, the customer is automatically billed each month at the per month rate of $4.95 until the customer cancels the subscription. All CinemaPop films can be purchased on an individual pay-per-view basis for $2.95 per viewing. The customer can view pay-per-view films for a 24-hour period following initial purchase. The Company also sells videos, and movie and sports memorabilia and other products of the pop culture genre on a per-item basis.

         The Company offers books for sale on a print-on-demand basis, which are printed and shipped directly to the customer. Prices for the Company's print-on-demand books range from $1.95 to $25.00 per book. The Company accepts Visa and MasterCard for secure online payments. The Company accepts returns on all items purchased from its websites and offers full refunds on subscriptions and pay-per-view transactions to any unsatisfied customer.

         Any royalty due is accounted for by the Company as a cost of sale. Most on-demand, DVD or VHS movies do not require the payment of any royalty. Where a royalty payment is required, it is paid subsequent to the receipt of the order and is recorded as a cost of sale. All memorabilia sales are fulfilled by third parties, for which the Company pays a wholesale price. Most books currently offered do not require payment of a royalty. For books that do require payment of a royalty, these payments are made periodically and recorded as a cost of sale.

         Desience, a wholly-owned subsidiary of the Company, produced revenues from product sales of business furniture and modular consoles and incidental revenues for installation and freight. Product sale revenues and freight revenues were recognized when the product was shipped. Installation revenues were recognized as work was completed.

         Fast Forward Marketing, Inc. recognizes revenues upon shipment of product, at which time title passes to the customer. The Company records a provision for estimated future returns, which has been offset against total sales. Sales returns and allowances totaled approximately $50,000 for the year ended September 30, 2002.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         (N) EARNINGS PER SHARE

         Earnings (loss) per share is computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The assumed exercise of outstanding common share equivalents was not utilized in 2001 since the effect was anti-dilutive.

         (O) INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Any available deferred tax assets arising from net operating loss carryforwards have been offset by a deferred tax valuation allowance on the entire amount.

         (P) CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash and cash equivalents.

         (Q) NEW ACCOUNTING PRONOUNCEMENTS

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

         Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") supersedes APB Opinion 17 and related interpretations. SFAS No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned at the date of the business combination.

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

         In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We will adopt FAS 144 as of the beginning of fiscal 2003. We do not expect the adoption of FAS 144 to have a material impact on our operating results and financial position.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         In April 2002, the FASB issued Financial Accounting Standards No. 145 ("FAS 145") "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement rescinds FAS 4 "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, FAS 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". The statements also rescinds FAS 44 "Accounting for Intangible Assets of Motor Carriers" and amends FAS 13 "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is effective for fiscal years beginning after May 15, 2002 and to certain transactions occurring after that date. The Company adopted FAS 145 prospectively on May 15, 2002. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

         In July 2002, the FASB issued Financial Accounting Standards No. 146 ("FAS 146") "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". FAS 146 requires that a liability for a cost associated with exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to the exit plan. FAS 146 is effective for fiscal years beginning after December 31, 2002, with early application encouraged. The Company is in the process of assessing the impact of adopting FAS 146.

         The Company believes that the adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

         (R) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         (S) ADVERTISING COSTS

         In accordance with the Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company are charged to operations.

         (T) STOCK OPTIONS

         In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to consultants and for other services in accordance with SFAS No. 123.

         (U) COMPREHENSIVE INCOME (LOSS)

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (Loss)," requires that total comprehensive income
         (loss) be reported in the financial statements. Total comprehensive income (loss) is presented on the consolidated statement of comprehensive income (loss).

         (V) DEFERRED EXPENSES

         Deferred expenses as of September 30, 2002 represent the deferred portion of the fair value of stock issued to two consultants and one officer for services that are being expensed over the respective lives of the contracts. The current amortization charge to operations is related to the Company receiving services in connection with the underlying agreements. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

NOTE 2   ACCOUNTS RECEIVABLE AND CONCENTRATIONS
------   --------------------------------------

         Accounts receivable as of September 30, 2002 and 2001 were $130,029 and $122,093, respectively. The Company recorded an allowance for doubtful accounts of approximately $55,000 for the year ended September 30, 2002. As of September 30, 2002 and 2001, approximately 21% and 79%, respectively, of accounts receivable were due from one customer.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

NOTE 3   INVENTORIES
------   -----------

         Inventories at September 30 consisted of the following:

                                                        2002           2001
                                                     -----------   -----------

         Finished goods                              $   10,102    $       --
         Parts                                           44,891         1,960
                                                     -----------   -----------
         Gross Inventory                                 54,993         1,960

         Reserve for inventory                          (27,497)           --
                                                     -----------   -----------
         Net inventory                               $   27,496    $    1,960
                                                     ===========   ===========

         Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand. At September 30, 2002, the inventory reserves were $27,497. Changes in strategic direction, such as discontinuance of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

NOTE 4   NOTES RECEIVABLE - SHAREHOLDERS AND RELATED PARTIES
------   ---------------------------------------------------

         The following is a summary of notes receivable as of September 30, 2002 and 2001:

                                                          2002          2001
                                                       -----------   -----------

       Notes receivable - Shareholder, unsecured.
         Interest at 6.625% is payable beginning June
         30, 1998 when all accrued interest will be
         due, then annually on each subsequent June
         30. Principal payments are due beginning
         December 31, 1998 when one-fifth of the
         outstanding amount is due. Subsequent
         payments are due one-fifth each December 31
         until February 26, 2003 when all outstanding
         principal and interest is due.                $   14,080    $   28,160

       Notes receivable - Shareholder, unsecured.
         Interest at 6.625% is payable beginning June
         30, 1998 when all accrued interest will be
         due, then annually on each subsequent June
         30. Principal payments are due beginning
         December 31, 1998 when one-fifth of the
         outstanding amount is due. Subsequent
         payments are due one-fifth each December 31
         until February 26, 2003 when all outstanding
         principal and interest is due.                    12,480        24,960

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

       Notes receivable - Shareholder, unsecured.
         Interest at 6.625% is payable beginning June
         30, 1998 when all accrued interest will be
         due, then annually on each subsequent June
         30. Principal payments are due beginning
         December 31, 1998 when one-fifth of the
         outstanding amount is due. Subsequent
         payments are due one-fifth each December 31
         until February 26, 2003 when all outstanding
         principal and interest is due.                     5,800        11,600

       Notes receivable - Shareholder, unsecured.
         Interest at 6.625% is payable beginning June
         30, 1998 when all accrued interest will be
         due, then annually on each subsequent June
         30. Principal payments are due beginning
         December 31, 1998 when one-fifth of the
         outstanding amount is due. Subsequent
         payments are due one-fifth each December 31
         until February 26, 2003 when all outstanding
         principal and interest is due.                     3,920         7,840

       Note receivable - Shareholder, unsecured.
         Interest at 8%, principal and interest is
         payable in five annual installments of
         $38,250 beginning September 30, 1998.                 --        38,250
                                                       -----------   -----------

          Total Notes Receivable                           36,280       110,810
          Less:  Current maturities                        36,280       110,810
                                                       -----------   -----------

     TOTAL NOTES RECEIVABLE -
     LESS CURRENT MATURITIES                           $       --    $       --
                                                       ===========   ===========

NOTE 5   NOTES RECEIVABLE - OTHER
------   ------------------------

         As of September 30, 2002, notes receivable consist of the following:

            Russ Bassett Corp                                        $   25,000
            Shawn Hackman                                               158,000
            Greenwood & Hall                                            300,000
                Total notes receivable                                  483,000
            Less allowance for doubtful accounts                       (458,000)
                                                                     -----------
                Notes receivable, net                                $   25,000
                                                                     ===========

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         The note receivable from Russ Bassett Corp. is non-interest bearing and was receivable in equal monthly installments of $25,000 with the final payment scheduled to occur in November 2002. During the year ended September 30, 2002, $225,000 was received by the Company under the note receivable from Russ Basset Corp. and Russ Basset Corp. is current in its payments under the note.

         The note receivable from Shawn Hackman is non-interest bearing and represents the Company's settlement of a claim against its former attorney. The amount of the settlement to be paid to the Company was $250,000 and $92,000 of that amount has been received by the Company. The entire remaining balance of $158,000 owed by Mr. Hackman was reserved as uncollectible as of September 30, 2001.

         The note receivable from Greenwood & Hall represents two separate notes in the amounts of $175,000 and $125,000, both of which bear interest at 10%. No principal payments have ever been received by the Company. The entire balance of $300,000 has been reserved as uncollectible as of September 30, 2001. Interest income of approximately $18,000 has been recorded during the year ended September 30, 2002; however, the Company ceased recording interest income on this note receivable on March 31, 2002.

         Only the note receivable from Russ Basset Corp. is not fully or partially reserved for in the Company's allowance for doubtful accounts reserve. This note is being paid monthly and Russ Basset Corp. is current in its payment obligations under this note. Because this note will be paid in full within a one year period, it is classified as a current asset.

NOTE 6   PROPERTY AND EQUIPMENT
------   ----------------------

         Property and equipment consist of the following as of September 30, 2002:

              Office equipment                                    $   89,929
              Software                                                71,795
              Furniture and fixtures                                   6,408
                                                                  -----------
                                                                     168,132
              Less accumulated depreciation                          (80,082)
                                                                  -----------
                                                                  $   88,050
                                                                  ===========

         Depreciation expense for the years ended September 30, 2002 and 2001 was $56,348 and $11,935, respectively.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

NOTE 7   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         (A) LEASES

         The Company occupied facilities under a month-to-month agreement at approximately $1,600 per month until May 2002. In April 2001, the Company rented an office in Aliso Viejo, California. The office was leased on a month-to-month basis through September 30, 2001. The monthly rent on this lease was approximately $8,500 per month. As of September 30, 2002, the Company also had office space in Santa Monica on a month-to-month basis with rent at approximately $5,400 per month. Rent expense for the years ended September 30, 2002 and 2001 was $39,897 and $69,689, respectively.

         (B) LEGAL ACTIONS

         Dataview Consoles, Inc., dba Swanson Engineering & Manufacturing Company, entered into a settlement agreement with the Company in 2001 under which the Company and Desience agreed to pay twelve monthly installments of $3,500. As of September 30, 2002, all required payments had been made under this agreement.

         On March 8, 2001, Loudeye Technologies, Inc., commenced an action against the Company. The complaint alleges breach of contract for $44,107 and also seeks attorneys' fees, court costs and late charges. On October 11, 2001, the Company filed an answer to the Loudeye complaint that includes a general denial of all allegations made by Loudeye and, as of September 30, 2002, no further action had been taken by either Loudeye or the Company.

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

         (C) SERVICE AGREEMENTS

         On October 9, 2001, the Company entered into a service agreement with Mind Pointe, Inc. Based upon the terms of the contract, Mind Pointe, Inc. will provide web hosting, development services, and programming and design assistance for the Company's websites. The Company has agreed to pay a maximum of approximately $17,000 each month for these services. During the year ended September 30, 2002, approximately $138,000 was charged to operations under this agreement.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         (D) CONSULTING

         (i) On June 7, 2001, the Company entered into a one year consulting agreement. Based upon the terms of the agreement, the Company granted 50,000 shares of the Company's common stock valued at $165,000 plus warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share. The exercise price was subsequently decreased to $1.00 per share. As of September 30, 2001, the consultant had exercised all warrants. The first 25,000 shares were purchased at an exercise price of $2.00 per share. The remaining 75,000 shares were purchased at an exercise price of $1.00 per share.

         (ii) On September 4, 2001, the Company entered into a one year consulting agreement with an individual who is affiliated with Alliance Equities, Inc. Based upon the terms of the agreement, the Company was to receive consulting services relating to management, strategic planning and marketing in connection with its business in exchange for 244,445 shares of the Company's common stock plus warrants to purchase 200,000 shares of the Company's common stock with an exercise price at $1.00 per share that expire on September 30, 2001. As of September 30, 2001, 75,000 warrants were exercised and the Company received $68,500 and $6,500 was recorded as a consulting expense from the exercise of these warrants. The remaining 125,000 warrants expired and were not exercised. There was no charge to operations for the year ended September 30, 2001 to reflect the fair value of the warrants as computed under SFAS No. 123 using the Black-Scholes Model because the amount was determined to be immaterial.

         (E) ADVERTISING AGREEMENT

         On November 14, 2000, the Company entered into an advertising agreement with eConnect, a publicly traded corporation. The terms of the agreement granted eConnect the exclusive ability to place banner advertisements with hyperlinks on the home pages of CinemaPop.com and WordPop.com, the Company's web sites for movies and books. The Company also sent one e-mail message per month to its subscriber and web partner base with a message provided by eConnect which included information about eCash pads in trade magazine advertisements. Additionally, the Company provided the eConnect website with access to several video feature films so that it would demonstrate the eCash pad ordering system with a link.

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

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

NOTE 8   REVOLVING LINE-OF-CREDIT
------   ------------------------

         On February 25, 1999, the Company entered into a Revolving Line-of-Credit Agreement ("the Agreement") with Alliance Equities, Inc. ("Alliance"), a Florida-based venture capital firm. Under the terms of the Agreement, as amended to date, Alliance will make available through December 30, 2003, a $7,000,000 revolving line of credit with interest on the unpaid principal at 10% per annum. Under the terms of the Agreement, the Company may draw up to $500,000 per month on the total line-of-credit upon written request by the Company to the Lender. Additionally the parties have agreed that any portion of the indebtedness may be paid back by the Company either with cash or by the issuance of common stock. Furthermore, in a separate Memorandum of Agreement the two parties agreed that Alliance will provide ongoing consulting services to the Company including, but not limited to, strategic growth advice and introductions, marketing advice, and business ideas. Alliance will be compensated for these services at the option of the Company either in cash, or through the issuance of stock or credit towards the purchase of stock. As of September 30, 2002, $15,000 was payable under this line-of-credit and the Company had issued to Alliance 80,000 shares of the Company's common stock valued at approximately $554,400 for consulting services since 1999. This arrangement was terminated with a 30 day notification by the Company in September 2002.

NOTE 9   SERIES A PREFERRED STOCK
------   ------------------------

         The Company's Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock. The 1,000,000 shares of preferred stock issued in connection with the Big Tex business combination are convertible to common stock at an initial conversion rate of one share of common stock per share of Class A convertible preferred stock. Initially, each share of preferred stock was entitled to, among other things, three non-cumulative votes per share on all matters presented to the Company's stockholders for action.

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

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         At a special meeting of the Company's stockholders held on March 14, 2001, the holders of preferred stock and common stock agreed to amend the Company's articles of incorporation so that the voting rights of the preferred stock were increased from twenty non-cumulative votes per share, voting together with the common stock on all matters on which the holders of common stock are entitled to vote, to 100 non-cumulative votes per share on such matters. This amendment was filed on May 2, 2001 with the Nevada Secretary of State. As a result of this increase in voting rights, the Chairman of the Board, who is President and Chief Executive Officer, continued to exercise voting control over the Company.

         On May 2, 2001, the Company filed an amendment to its articles of incorporation that increased the number of shares of common stock authorized from 100,000,000 shares to 250,000,000 shares.

NOTE 10   PRIVATE PLACEMENTS
-------   ------------------

         During 2002, the Company issued 4,005,000 shares of common stock to officers and stockholders, for compensation having a fair value of $271,180, 2,942,128 shares of common stock for consulting services having a fair value of $621,826, 1,850,000 shares of common stock for marketing, advertising and investor relations having a fair value of $128,800, and 65,200 shares of common stock for professional services having a fair value of $7,500.

         During the years ended September 30, 2002 and 2001, the Company completed private placements wherein it sold to investors an aggregate of 5,206,250 and 140,834 common shares for cash of $316,470 and $243,500, respectively.

         During 2001, the Company issued 587,380 shares of common stock to officers and stockholders for compensation having a fair value of $1,828,874, 420,342 shares of common stock for consulting services having a fair value of $1,293,890, 30,000 shares of common stock for marketing, advertising and investor relations having a fair value of $178,000 and 15,000 shares of common stock for professional services having a fair value of $44,000.

         The common shares issued in lieu of compensation and outside services were valued for financial accounting purposes at the fair market value of the common stock on the grant date.

NOTE 11   STOCK INCENTIVE PLANS AND EMPLOYEE STOCK OPTIONS
-------   ------------------------------------------------

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

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         The Plan authorizes the issuance of options to purchase up to an aggregate of 150,000 shares of the Company's common stock. Incentive stock options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date the option is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an incentive stock option granted to an individual who owns more than 10% of the total voting securities of the Company on the date of grant, such exercise price shall not be less than 110% of fair market value on the date of grant, and the option period may not exceed five years. Non-qualified stock options granted under the Plan must have an exercise price of not less than 85% of fair market value of the common stock on the date the option is granted. Options may be exercised during a period of time fixed by the committee that administers the Plan, except that no option may be exercised more than 10 years after the date of grant.

         Effective March 14, 2001, the Company's board of directors approved a motion to cancel 126,875 options previously granted to various officers, directors and employees, with the consent of those officers, directors and employees.

         For financial statement disclosure purposes, the fair market value of each stock option granted during the year ended September 30, 2002 was estimated on the date of grant using the Black-Scholes Model in accordance with FASB No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 2.0%, volatility of 113% and expected term of one year.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for options issued to employees, officers and directors under the plans for the years ended September 30, 2002 and 2001. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value basis at the grant dates for awards under the plans, consistent with Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's net loss for the years ended September 30, 2002 and 2001 would have been the pro-forma amounts indicated below, since there were no employee option issuances during the years.

                                                       2002          2001

          Net loss                As reported       $ (7,876,230)  $ (9,224,059)
                                  Pro forma         $ (7,876,230)  $ (9,224,059)

          Net loss per
          share (basic and        As reported       $       (.67)  $      (3.27)
          diluted)
                                  Pro forma         $       (.67)  $      (3.27)

         The effect of applying SFAS No. 123 is not likely to be representative of the effects on reported net loss for future years due to, among other things, the effects of vesting.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         A summary of the Company's Stock Option Plans as of September 30, 2002 and changes during the year ended is presented below:

                                                                     Weighted
                                                                     Average
                                                     Number of       Exercise
                                                      Options          Price
                                                    -------------  -------------
          Stock Options
          -------------

          Balance at beginning of period                 291,294   $      10.57
          Cancelled                                           --             --
          Granted                                        281,250            .57
          Exercised                                           --             --
          Forfeited                                           --             --
          Balance at end of period                            --             --
                                                    -------------  -------------
                                                         872,544   $       3.91
                                                    -------------  -------------
          Options exercisable at end of period           872,544   $       3.91
                                                    -------------  -------------
          Weighted average fair value of options
           granted during the period                               $  3,411,647
                                                                   -------------

         The following table summarizes information about stock options issued under the Company's stock option plan and outstanding at September 30, 2002:

                               Options Outstanding                Options Exercisable
               ------------------------------------------------  ----------------------
                                           Weighted
                               Number       Average    Weighted     Number     Weighted
                 Range of    Outstanding   Remaining   Average    Exercisable  Average
                 Exercise   at September  Contractual  Exercise  at September  Exercise
                  Price       30, 2002        Life      Price     30, 2002      Price
               -----------  ------------  -----------  --------  ------------  --------
               $ .57-10.57     872,544      9 Years    $  3.91      872,544    $  3.91
               -----------  ------------  -----------  --------  ------------  --------

NOTE 12   COMMON STOCK OPTIONS ISSUED FOR CONSULTING AND OTHER SERVICES
-------   -------------------------------------------------------------

         The Company issued 156,250 warrants on October 26, 2001, at an initial exercise price of $.80 per share as consideration for a consulting agreement. The exercise price was subsequently adjusted to $.108 per share. The fair market value of the options aggregating $16,977, was estimated on the grant date using the Black- Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 113%, risk-free interest rate 1.96%, expected term one year. The $16,977 was charged to consulting expense at the grant date.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         The Company issued 425,000 warrants on November 29, 2001, at an initial exercise price of $.40 per share as consideration for a consulting agreement. The exercise price was subsequently adjusted to $.07 per share. The fair market value of the options aggregating $29,864, was estimated on the grant date using the Black- Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 113%, risk-free interest rate 2.08%, expected term one year. The $29,864 was charged to consulting expense at the grant date.

         The Company issued 75,000 common stock warrants on June 7, 2001, at an initial exercise price of $2.00 per share as consideration for a consulting agreement. The exercise price was subsequently adjusted to $1.00 per share. The fair market value of the options aggregating $189,502, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 130%, risk-free interest rate 4.25%, expected term one year. The $189,502 was charged to consulting expense at the grant date.

         In addition, the Company issued 25,000 common stock warrants on June 7, 2001, at an exercise price of $2.00 per share as additional consideration for the same consulting services. The fair market value of the options aggregating $51,149, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No. 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 130%, risk-free interest rate 4.25%, expected option life one year. The $51,149 was charged to consulting expense at the grant date.

         During the year ended September 30, 2002, the Company entered into a consulting agreement with an unrelated party for strategic planning, acquisitions and other services in exchange for the option to purchase 581,250 shares of the Company's common stock at exercise prices ranging from $.40 to $.80 and having a fair value of $46,841. As of September 30, 2002 the issuee did not exercise any options. The transaction was recorded as deferred consulting expense and was amortized over the life of the agreement. The Company recorded a current charge to operations of $46,841 for the year ended September 30, 2002.

NOTE 13   COMMON STOCK RESALE REGISTRATIONS
-------   ---------------------------------

         In a series of SB-2 registration statements, the Company registered underlying common stock required to be issued upon the conversion of the related convertible debentures and warrants. The Company is obligated to register for resale shares of common stock that are issuable in connection with its 2002 debenture offering.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

NOTE 14   CONVERTIBLE DEBT
-------   ----------------

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

         Relating to the $4,500,000 of debentures due May 1, 2001, the Company issued 67,500 common stock warrants on April 1, 2001, at an exercise price of $38 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 87%, risk-free interest rate 6.15%, expected option life 3 years. As of the date of this report no warrants have been exercised.

         Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which for fiscal year 2000 amounted to $925,000 for debentures due February 1, 2001 and $1,760,000 for debentures due May 1, 2001.

         Also, in order to provide working capital and financing for the Company's expansion during 2001, effective as of January 5, 2001, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of the Company's 12% Convertible Debentures due January 5, 2002 and March 9, 2002.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

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

         Upon the issuance of the first $650,000 of convertible debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $20.00 invested or which may have been invested in the two $650,000 tranches of convertible debentures. The initial exercise price of the warrants was equal to the lesser of
         (i) $2.50 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately preceding the exercise date. For all debentures issued in January and March 2001, interest is 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers.

         The debentures are immediately convertible into shares of the Company's common stock. The initial conversion price for the January and March 2001 debentures was equal to the lesser of (i) $3.00 and (ii) the average of the lowest three intraday trading prices during the twenty trading days immediately prior to the conversion date, discounted by 37.5%.

         In connection with the 2001 issuance of the convertible debentures due January 5, 2002, the Company has issued warrants to acquire additional shares of the Company's common stock as follows:

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

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

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

                  The Company issued 8,750 common stock warrants on March 9, 2001, at an exercise price of $50 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black- Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 101%, risk-free interest rate 4.30%, expected option life 3 years. As of the date of this report no warrants have been exercised.

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

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

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

         On May 6, 2002, the Company restated one of its June 2001 convertible debentures to reflect an additional $125,000 investment, resulting in an aggregate of $625,000 of June 2001 convertible debentures outstanding.

         Upon the issuance of the June 2001 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $20.00 invested. The initial exercise price of the warrants was equal to the lesser of $1.168 and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise.

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

         As of June 29, 2001, the Company entered into a letter agreement with certain of its debenture investors, which provided various anti-dilution adjustments to the debentures and warrants issued in the April 2000, January 2001 and March 2001 debenture offerings. These adjustments were made partly in lieu of other adjustments that would have been imposed under the terms of the April 2000, January 2001 and March 2001 debenture offering documents. As a result of these adjustments, the conversion prices for the debentures held by these entities and issued in the April 2000, January 2001 and March 2001 offerings were reduced to the lesser of (i) $2.00 per share, and (ii) 50% of the average of the three lowest intraday trading prices of a

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise prices of the warrants issued in connection with the April 2000, January 2001 and March 2001 offerings were reduced to the lesser of (i) $1.168 per share, and (ii) the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants.

         The debentures contain a contingency provision whereby, if the Company issues common stock at a price less than both the fixed conversion price and the then market price on the date of issuance the fixed conversion price shall be adjusted as stipulated in the agreement.

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

         Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which for fiscal year 2002 amounted to $200,000 for debentures due January 9, 2003.

         Upon the issuance of the January 2002 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $20.00 invested. The initial exercise price of the warrants was equal to the lesser of $0.055 and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise.

         The Company issued 600,000 common stock warrants on January 9, 2002, at an exercise price of $0.055 per share as consideration for debt financing. The fair market value of the warrants were $49,049 as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 123%, risk-free interest rate 2.16%, expected option life one year. As of the date of this report no warrants have been exercised. The value of the warrants was recorded by the Company as a current operating expense in the accompanying financial statements.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

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

         Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which for fiscal year 2002 amounted to $500,000 for debentures due March 29, 2003.

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

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         The Company issued 1,500,000 common stock warrants on March 29, 2002, at an exercise price of $0.035 per share as consideration for debt financing. The fair market value of the warrants were $109,039 as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 123%, risk-free interest rate 2.57%, expected option life one year. As of the date of this report no warrants have been exercised. The value of the warrants was recorded by the Company as a current operating expense in the accompanying financial statements.

         In order to provide working capital and financing for the Company's operation and expansion, as of September 11, 2002, the Company entered into a securities purchase agreement and related agreements with three accredited investors (the "Purchasers") for the purchase of up to $600,000 of the Company's 12% Convertible Debentures. The debentures bear interest at a rate of 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers. The debentures were to be sold in three separate tranches and the first tranche, in the amount of $250,000, was consummated in September 2002 and the convertible debentures relating to the first tranche are due September 11, 2003. The aggregate net proceeds of the September 2002 tranche, after payment of some related expenses, was approximately $165,000.

         The debentures initially were convertible into shares of common stock at the lesser of $0.01 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the trading days immediately preceding conversion.

         Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, the Company has expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which for fiscal year 2002 amounted to $200,000 for debentures due September 11, 2003.

         Upon the issuance of the September 2002 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $20.00 invested. The initial exercise price of the warrants was equal to $0.005.

         The Company issued 750,000 common stock warrants on September 11, 2002, at an exercise price of $0.005 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black- Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 123%, risk-free interest rate 2.57%, expected option life 3 years. As of the date of this report no warrants have been exercised.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

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

         Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price which amounts aggregated approximately $1,093,000 and $2,665,000 in 2002 and 2001, respectively. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

         As of September 30, 2002, in addition to the debentures issued in September 2002 described above:

         o $1,443,625 of the original $4,500,000 principal balance of Convertible Debentures due May 1, 2002 remained outstanding;

         o $185,181 of the original $650,000 principal balance of 12% Convertible Debentures due January 5, 2002 remained outstanding;

         o $438,819 of the original $650,000 principal balance of 12% Convertible Debentures due March 9, 2002 remained outstanding;

         o $625,000 of the original $625,000 principal balance of 12% Convertible Debentures due June 29, 2002 remained outstanding;

         o $200,000 of the original $200,000 principal balance of 12% Convertible Debentures due January 9, 2003 remained outstanding; and

         o $500,000 of the original $500,000 principal balance of 12% Convertible Debentures due March 29, 2003 remained outstanding.

         As of September 30, 2002, the Company entered into an agreement with the holders of the debentures listed above to extend the due date of these debentures to September 23, 2003. In consideration for the extension, the Company granted to the holders of these debentures warrants to purchase up to an aggregate of 5,189,126 shares of common stock at an exercise price equal to the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the exercise of the warrants. The warrants granted included warrants to Bank Insinger de Beaufort to purchase up to 1,285,028 shares of common stock, warrants to AJW Partners, LLC to purchase up to 808,010 shares of common stock, warrants to New Millennium Capital Partners II, LLC to purchase up to 808,010 shares of common stock, warrants to Equilibrium Equity, LLC to purchase up to 56,062 shares of common stock, warrants to Bristol Investment Fund, Ltd. to purchase up to 240,000 shares of common stock, warrants to Bristol Capital, LLC to

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         purchase up to 132,016 shares of common stock, warrants to Alliance Equities, Inc. to purchase up to 60,000 shares of common stock, warrants to AJW Offshore, Ltd. (f/k/a AJW/New Millennium Offshore, Ltd.) to purchase up to 900,000 shares of common stock, and warrants to AJW Qualified Partners, LLC (f/k/a Pegasus Capital Partners, LLC) to purchase up to 900,000 shares of common stock.

         Since September 2001, the Company has failed to make all or part of its required interest payments under its various outstanding convertible debentures. As a result, the Company is in default under its outstanding convertible debentures.

         Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to approximately $736,400 for the year ended September 30, 2002. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

         The Company's convertible debentures and related warrants contain anti-dilution provisions whereby, if the Company issues common stock or securities convertible into or exercisable for common stock at a price less than the conversion or exercise prices of the debentures or warrants, the conversion and exercise prices of the debentures or warrants shall be adjusted as stipulated in the agreements governing such debentures and warrants. The Company recorded financing costs of approximately $157,100 during the year ended September 30, 2002 in connection with the repricing of existing debentures and warrants that occurred as a result of the January 2002 debenture offering.

         During the year ended September 30, 2002, the Company issued an aggregate of 5,556,757 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $196,000 of principal plus accrued interest $59,000 on the Company's convertible debentures. No gain or loss was recognized upon the conversion of debt to equity.

         As of September 30, 2002, the Company was indebted for an aggregate of $3,585,125 on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

         During September 2002, the Company signed a non-binding letter of intent for up to $3,000,000 of financing from an unrelated financing institution. As of December 15, 2002, the Company had borrowed $600,000 on this arrangement.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

NOTE 15   CONVERTIBLE PROMISSORY NOTES
-------   ----------------------------

         On February 28, 2002, the Company entered into agreements with its legal counsel and its accounting firm to replace an aggregate of $372,550 of existing accounts payable to those entities with 6% convertible promissory notes due November 30, 2002. The convertible promissory notes have a conversion price equal to the lesser of (i) $0.085 and (ii) the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the notes. As of September 30, 2002, the full amount of these promissory notes remained outstanding.

NOTE 16   INCOME TAXES
-------   ------------

         The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended September 30, 2002 and 2001 (computed by applying the Federal corporate tax rate of 34 percent to loss before taxes) as follows:

                                                        2002           2001
                                                    -------------  -------------
          Computed "expected" tax (benefit)         $ (2,678,000)  $ (1,966,000)
          Change in valuation allowance                2,678,000      1,966,000
                                                    -------------  -------------
                                                    $         --   $         --
                                                    =============  =============

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2002 and 2001 are as follows:

                                                        2002           2001
                                                    -------------  -------------
          Deferred tax assets:

          Net operating loss carryforward           $  9,800,000   $  5,665,000
                                                    -------------  -------------
          Total gross deferred tax assets              9,800,000      5,665,000
          Less valuation allowance                    (9,800,000)    (5,665,000)
                                                    -------------  -------------
                                                    $         --   $         --
                                                    =============  =============

         As of September 30, 2002, the Company has net operating loss carryforwards in the aggregate of approximately $28,800,000 and $28,400,000 for federal and state purposes, respectively, which expire in various years through 2021.

NOTE 17   SEGMENT INFORMATION
-------   -------------------

         As discussed in Note 1(A), the Company's operations are classified into two reportable business segments: Kanakaris Wireless which supplies Internet products for electronic commerce and Fast Forward Marketing which distributes video tapes. Both of the Company's business segments have their headquarters and major operating facilities located in the

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         United States. The principal markets for the Company's products are in the United States. There were no inter-segment sales or purchases. Financial information by business segment is summarized as follows:

                                           Internet       Video
                       2002                Commerce    Distribution     Total
          ------------------------------ ------------  ------------ ------------
           Revenues                      $    58,559   $   355,387  $   413,946
          Segment profit (loss)           (5,508,031)   (1,535,375)  (7,043,406)
           Total assets                      513,488        68,467      581,955
          Additions to long-lived assets          --     1,291,355    1,291,355
          Depreciation and amortization      117,685        18,725      136,410

                                           Internet       Video
                       2002                Commerce    Distribution     Total
          ------------------------------ ------------  ------------ ------------
           Revenues                      $ 1,186,681   $        --  $ 1,186,681
          Segment profit (loss)           (9,251,149)           --   (9,251,149)
           Total assets                    1,135,953            --    1,135,953
          Additions to long-lived assets      49,221            --       49,221
          Depreciation and amortization      146,682            --      146,682

NOTE 18   REVERSE STOCK SPLIT
-------   -------------------

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

NOTE 19   SERIES B PREFERRED STOCK
-------   ------------------------

         Effective April 10, 2002, the Company entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which it issued 900 shares of its Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in the Company's now wholly-owned Fast Forward Marketing subsidiary in consideration for providing the opportunity to acquire the Fast Forward Marketing business. Each share of the Company's Series B Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of its common

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         stock at the lesser of (i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of its common stock during the twenty trading days preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price. As of September 30, 2002, all 900 shares of the Company's Series B Convertible Preferred Stock remained outstanding.

NOTE 20   STOCKHOLDERS' EQUITY AND STOCK ISSUANCES
-------   ----------------------------------------

         A. DEBENTURE INVESTORS

         During the year ended September 30, 2002, the Company issued an aggregate of 5,581,783 shares of common stock having a fair value of approximately $261,000 to various debenture investors representing the conversion of principal and interest.

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

         (ii) On October 17, 2001, the Company issued 115,000 shares of common stock having a fair value of $87,400 to Company personnel and an outside consultant for services provided between October 1, 2001 and December 31, 2001.

         (iii) On October 26, 2001, as amended on November 29, 2001, the Company entered into a consulting agreement to obtain assistance in strategic planning and acquisitions. The term of the agreement was initially for six months but was amended to include a six month extension retroactive to the October 26, 2001 commencement date. Based upon the terms of the agreement the Company issued 1,583,442 shares of its common stock having a fair value of $447,001 for consulting services. In addition, the Company provided the consultant the option to purchase 156,250 shares of common stock at an exercise price of $.80 per share, and 425,000 shares at an exercise price of $.40 per share, respectively. As of December 31, 2001, all of the shares were issued to the consultant and the Company received approximately $211,000 upon the exercise of the warrants. This amount reflects a repricing adjustment of the exercise price for the warrants. The original exercise price was stated in the Company's registration statement on Form S-8 filed on November 30, 2001.

         (iv) On November 28, 2001, pursuant to a consulting agreement, the Company issued 303,572 shares of common stock to a consultant having a fair value of approximately $85,000.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         (v) On December 18, 2001, the Company issued 40 shares of common stock having a fair value of approximately $6 to complete rounding calculations in connection with its 1 for 20 reverse stock split.

         (vi) On December 19, 2001, the Company issued 200,000 shares of common stock for consulting services having a fair value of $30,000.

         (vii) On January 9, 2002, the Company issued 65,200 shares of common stock having a fair value of $7,500 for legal services.

         (viii) On March 18, 2002, the Company issued 160,000 shares of common stock to two consultants having a fair value of $11,520.

         (ix) On March 20, 2002, the Company issued 150,000 shares of common stock for consulting services having a fair value of $10,800.

         (x) On April 2, 2002, the Company issued 300,000 shares of common stock for consulting services having a fair value of $25,500.

         (xi) On June 7, 2002, the Company issued 1,380,000 shares of common stock for consulting services having a fair value of $41,400.

         (xii) On September 4, 2002, the Company issued 600,000 shares of common stock for consulting services having a fair value of $12,000.

         C. SETTLEMENT AGREEMENT

         On December 3, 2001, the Company entered into a settlement agreement with a former officer in satisfaction of certain claims, and issued 125,000 shares of common stock having a fair market value of $46,875, 62,500 of which shares are covered by registration rights. During the year ended September 30, 2002, an additional 160,000 shares of common stock were issued to that former officer having a fair market value of $4,800.

NOTE 21   ADJUSTMENTS TO OUTSTANDING SECURITIES
-------   -------------------------------------

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

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

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

         As of September 30, 2002, the Company entered into an agreement with the holders of all of its outstanding convertible debentures other than those debentures issued on September 11, 2002, to extend the due date of those outstanding debentures to September 23, 2003. In consideration for the extension, the Company granted to the holders of these debentures warrants to purchase up to an aggregate of 5,189,126 shares of common stock at an exercise price equal to the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the exercise of the warrants. The warrants granted included warrants to Bank Insinger de Beaufort to purchase up to 1,285,028 shares of common stock, warrants to AJW Partners, LLC to purchase up to 808,010 shares of common stock, warrants to New Millennium Capital Partners II, LLC to purchase up to 808,010 shares of common stock, warrants to Equilibrium Equity, LLC to purchase up to 56,062 shares of common stock, warrants to Bristol Investment Fund, Ltd. to purchase up to 240,000 shares of common stock, warrants to Bristol Capital, LLC to purchase up to 132,016 shares of common stock, warrants to Alliance Equities, Inc. to purchase up to 60,000 shares of common stock, warrants to AJW Offshore, Ltd. (f/k/a AJW/New Millennium Offshore, Ltd.) to purchase up to 900,000 shares of common stock, and warrants to AJW Qualified Partners, LLC (f/k/a Pegasus Capital Partners, LLC) to purchase up to 900,000 shares of common stock.

NOTE 22   RELATED PARTY TRANSACTIONS
-------   --------------------------

         During the year ended September 30, 2002, the Company issued 5,130,000 shares of its common stock to officers, directors and related party consultants, having an aggregate fair market value of $631,000. During this period, the Company also loaned $36,000 at an annual interest rate of 5% to an officer and director. The loan and all accrued and unpaid interest was payable five years following the date of the loan. As of September 30, 2002, the full amount of this loan was offset against deferred compensation owed that officer.

         During the year ended September 30, 2001, the Company issued 611,130 shares of its common stock to officers, directors, accountants and related party consultants, having an aggregate fair market value of $1,935,250.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

NOTE 23   DISCONTINUED OPERATIONS
-------   -----------------------

         On March 4, 2002, the Company sold substantially all of the assets and business of its Desience division. The purchase price was $250,000, with $50,000 paid at closing and $25,000 per month to be paid over a period of eight months following the closing. In addition, if a certain pending sales transaction closes in 2002, the Company may receive up to an additional $100,000. Included in the loss from discontinued operations as of September 30, 2002, is the write-off of goodwill associated with our Desience division of approximately $337,000.

         The following is included in the loss from discontinued operations for the year ended September 30, 2002:

           Sales                                                   $   215,451
           Cost of sales                                               138,508
                                                                   ------------
           Gross profit                                                 76,943
           Operating expenses                                          (92,197)
           Other income                                                 22,728
                                                                   ------------
           Income before discontinued operations                         7,474
           Gain on sale of business assets                             247,301
           Write-off of remaining goodwill                            (337,052)
                                                                   ------------
           Loss from discontinued operations                       $   (82,277)
                                                                   ============

NOTE 24   ACQUISITION OF FAST FORWARD MARKETING
-------   -------------------------------------

         On March 15, 2002, the Company formed a new corporation called FFM Acquisition Corp. On April 8, this corporation acquired, for a cost of up to $516,000, certain assets and liabilities of a distributor of video products for both major motion picture studios and independent producers. The cost of $516,000 includes $255,000 in cash paid to the seller on the date of closing and $261,000 to be paid upon the collection of outstanding accounts receivable which were transferred to FFM Acquisition Corp. in connection with the acquisition. In April 2002, FFM Acquisition Corp amended its articles of incorporation to change its name to Fast Forward Marketing, Inc., and will have the same year end as the Company.

         The purchase price allocation recorded for the acquisition of certain assets and liabilities of Fast Forward Marketing, Inc., approximates the following:

             Accounts receivable                                 $   55,000
             Inventory                                               29,000
             Fixed assets                                            72,000
             Other current assets                                     1,000
                                                                 -----------
                  Total assets acquired                             157,000

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

             Less liabilities assumed:
             Accounts payable and accrued expenses                 (854,000)
                                                                 -----------
             Excess of liabilities assumed over assets acquired     697,000
             Plus: Series B stock issued                            900,000
             Plus: Purchase price                                   516,000
                                                                 -----------
             Goodwill                                            $2,113,000
                                                                 ===========

         Effective April 10, 2002, the Company entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which it issued 900 shares of its Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in the Company's now wholly- owned Fast Forwarding Marketing subsidiary which was issued to Bristol Capital in consideration for providing the opportunity to acquire the Fast Forward Marketing business. Each share of the Company's Series B Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of its common stock at the lesser of (i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of its common stock during the twenty trading preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price.

         In the months following the Company's asset acquisition of Fast Forward Marketing, the Company discovered that there was a material difference in the amount of accounts payable and accounts receivable as stipulated by the previous owner of Fast Forward Marketing at the closing of the acquisition. The Company determined that the stipulated list of accounts payable from the previous owner dated April 8, 2002 was understated by approximately $579,000, which was owed to several different entities. Subsequent to this discovery, the Company recorded the respective payables. Additionally, the Company determined that the stipulated list of accounts receivable from the previous owner was overstated by approximately $79,000. Subsequent to this discovery, the Company recorded the respective receivables. The Company recorded these amounts as an addition to goodwill on the accompanying financial statements, which has been written down to zero.

         The Company is in the process of reviewing with legal counsel its right to file a lawsuit against the former owner of Fast Forward Marketing to seek collection of the amounts discussed above.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

NOTE 25   LIQUIDITY
-------   ---------

         During the year ended September 30, 2002 the Company incurred a negative cash flow from operating activities of $114,957 and as of September 30, 2002 had a working capital deficiency of $6,526,792 and an accumulated deficit of $38,725,325. As of that date, the Company had $21,661 in cash, $130,029 in accounts receivable, net, and $61,280 in notes receivable. The Company had accounts payable and accrued expenses of $2,769,038 and outstanding convertible debentures of $3,585,125, including convertible debentures issued prior to the beginning of fiscal year 2002. To the extent convertible debentures the Company has issued are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

         The Company has been, and currently is, working toward identifying and obtaining new sources of funding. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Deteriorating global economic conditions may make it more difficult for the Company to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have less funds to lend or invest and are more hesitant to lend to or invest in small, financially unhealthy companies such as the Company. Further, the Company's debenture financing documents contain notice and right of first refusal provisions and the grant of security interests in substantially all of the Company's assets in favor of its debenture investors, all of which provisions will restrict the Company's ability to obtain debt and/or equity financing.

         Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to the Company. This financing may also dilute existing stockholders' equity. Any future financing that the Company may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company's flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and cash flows.

         If adequate funds are not available, the Company may be required to delay, scale back or eliminate portions of its operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of the Company's proprietary technology and other important assets and could also adversely affect its ability to fund its continued operations and its product and service development efforts that historically have contributed significantly to the Company's competitiveness.

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         In an effort to increase sales related to the Company's content delivery business, the Company has implemented new subscription- and pay-per-view-based services for users to view the content available through its websites. The Company has also launched an interactive personal meeting place within its websites that allows users to send and receive video messages and to use online chat features. Also, the Company is expanding its e-commerce product offerings to capture more sales of products of the pop culture genre.

         In addition, the Company is devoting efforts to expand its customer base for its video distribution business in order to increase sales related to this business. The Company is examining the viability of distributing videos over the Internet in order to increase sales of its video distribution business and to reduce its distribution costs as a result of more efficient video distribution procedures. The Company's websites also offer some of the videos it distributes for sale directly over the Internet. The Company believes that if it is successful in implementing the above business strategies, it will generate increased revenues from its Internet, e-commerce and video distribution business activities.

NOTE 25   GOING CONCERN
-------   -------------

         The Company's financial statements for the year ended September 30, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss from operations of $8,078,143, a negative cash flow from operating activities of $144,957, a working capital deficiency of $6,526,792 and a stockholders' deficiency of $6,436,992. Due to the Company's net losses, negative cash flows, working capital deficiency and stockholders' deficiency, the Company may not be able to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 26   SUBSEQUENT EVENTS
-------   -----------------

         In October 2002, the revolving line-of-credit agreement with Alliance Equities, Inc. was terminated.

         In order to provide working capital and financing for the Company's operation and expansion, on September 11, 2002, the Company entered into a securities purchase agreement and related agreements with three accredited investors (the "Purchasers") for the purchase of up to $600,000 of the Company's 12% Convertible Debentures. The debentures bear interest at a rate of 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers. The debentures were to be sold in three separate tranches and the second tranche, in the amount of $175,000, was consummated in October 2002 and the convertible debentures relating to the second tranche are due October 15, 2003. The aggregate net proceeds of the October 2002 tranche, after payment of

                      KANAKARIS WIRELESS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of September 30, 2002 and 2001
                       ---------------------------------

         some related expenses, were approximately $108,000. The third tranche, in the amount of $175,000, was consummated in December 2002 and the convertible debentures relating to the second tranche are due December 9, 2003. The aggregate net proceeds of the December 2002 tranche, after payment of some related expenses, were approximately $122,000.

         The debentures initially were convertible into shares of common stock at the lesser of $0.01 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the trading days immediately preceding conversion.

         Upon the issuance of the October and December 2002 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants was equal to $0.005.

         In November 2002, the Company moved the operations of Fast Forward Marketing division out of the Santa Monica offices and temporarily into the residence of an officer.

         In November 2002, the Company's 6% convertible promissory notes due November 30, 2002 in the aggregate principal amount of $372,550 matured and the Company failed to timely repay these notes.

         As of September 30, 2002, the Company had eight employees. The Company terminated all of its employees during November 2002, with the exception of four individuals, two of which are officers of the Company. In connection with the terminations, the Company has recorded a current period charge of an immaterial amount.

         Christel H. Uittenbogaart,the former shareholder of Desience, commenced an action against the Company, its subsidiary, Kanakaris InternetWorks, Inc., et al, in Los Angeles Superior Court on December 17, 2002. The complaint alleged that the Company and Kanakaris InternetWorks owed Ms. Uittenbogaart $113,183 as of March 31, 2002 under the royalty provisions of a Stock Purchase Agreement entered into between Kanakaris InternetWorks, Inc. and Ms. Uittenbogaart, and alleged other damages in unspecific amounts. Ms. Uittenbogaart's complaint included allegations of breach of contract, breach of the implied covenant of good faith, fraud, and negligent misrepresentation. In addition, Ms. Uittenbogaart alleged the existence of a constructive trust based on unjust enrichment and sought an equitable lien against property of the Company's subsidiary, Desience Corporation, held by the defendants. Lastly, Ms. Uittenbogaart demanded an accounting of the gross sales, profits and funds generated as a result of the purchase of Desience Corporation from Ms. Uittenbogaart in 1997. The Company has engaged counsel to defend it against all of Ms. Uittenbogaart's claims but has not yet filed a response to the complaint filed by Ms. Uittenbogaart. The Company has recorded the amount of this liability to the former shareholder of Desience.

                                INDEX TO EXHIBITS

Exhibit
Number                   Description
------                   -----------

2.1 Stock Purchase Agreement dated as of October 10, 1997 by and between Christel H. Uttenbogaart and Kanakaris InternetWorks, Inc.(1)

2.2 Acquisition Agreement dated as of November 25, 1997 between Big Tex Enterprises, Inc. and Kanakaris InternetWorks, Inc.(1)

2.3 Asset Purchase Agreement between Desience Corporation, a wholly- owned subsidiary of Kanakaris Wireless, and Russ Bassett Corp., dated as of March 4, 2002. (15)

2.4 Asset Purchase Agreement dated as of March 29, 2002 by and between the Registrant, FFM Acquisition Corp., Fast Forward Marketing, Inc. and Intervisual Books, Inc. (16)

2.5 Amendment to Asset Purchase Agreement dated as of April 8, 2002 by and between the Registrant, FFM Acquisition Corp., Fast Forward Marketing, Inc. and Intervisual Books, Inc. (16)

3.1      Amended and Restated Articles of Incorporation of the Registrant (4)

3.2      Amended and Restated Bylaws of the Registrant (4)

3.3 Amendment to Article III of the Amended and Restated Bylaws adopted by the Registrant's Board of Directors on January 23, 2001 (6)

3.4 Amendment to Article IX of the Amended and Restated Bylaws adopted by the Registrant's Board of Directors on January 23, 2001 (6)

3.5 Amendments to Articles II, III and IX of the Amended and Restated Bylaws adopted by the Registrant's Board of Directors on February 5, 2001 (7)

3.6 Amendment to Article III of the Amended and Restated Bylaws adopted by the Registrant's Board of Directors on June 21, 2001 (9)

3.7      Amendment to Restated Articles of Incorporation of the Registrant (8)

3.8 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Kanakaris Wireless (16)

4.1      Specimen Common Stock Certificate (1)

10.1     Kanakaris Communications, Inc. 2000 Stock Option Plan (4)(#)

10.2     Encoding.com Terms and Conditions and related purchase orders (2)

10.3 Windows Media(TM)Technology Promotion Agreement dated February 18, 1999 between Microsoft Corporation and the Registrant (1)

10.4 Memorandum of Understanding dated November 9, 1999 by and between Lain International and the Registrant (5)

10.5 Sublease Agreement dated as of October 8, 1999 by and between Belfiore-Fitzgerald and the Registrant (1)

10.6 License Agreement dated as of February 18, 1999 between the Registrant and ION Systems, Inc. (1)

10.7 First Amendment to License Agreement dated effective as of March 22, 1999 by and between the Registrant and ION Systems, Inc. (1)

10.8 Second Amendment to License Agreement dated as of May 4, 2000 by and between the Registrant and ION Systems, Inc. (4)

10.9 Memorandum of Understanding dated November 1, 1999 by and between SyCoNet.com Inc. and the Registrant (1)

10.10 Promissory Note dated May 17, 2000 made by Alex Kanakaris in favor of the Registrant (#)(4)

10.11 Agreement for Payment of Royalties dated as of April 20, 2000 between the Registrant and John Clark (4)

10.12 Memorandum of Understanding dated February 25, 1999 between the Registrant and Alliance Equities (1)

10.13 Memorandum of Understanding dated April 7, 1999 between the Registrant and Alliance Equities (1)

10.14 Revolving Line of Credit Agreement dated as of December 10, 1999 by and between the Registrant and Alliance Equities (2)

10.15 Memorandum dated December 28, 2000 from Alliance Equities to the Registrant extending Revolving Line of Credit Agreement (5)

10.16 Promissory Note dated May 19, 1997 made by Branch Lotspeich in favor of Kanakaris InternetWorks, Inc.(#)(1)

10.17 Promissory Note dated February 26, 1997 made by Alex Kanakaris in favor of Kanakaris InternetWorks, Inc.(#)(1)

10.18 Promissory Note dated September 30, 1997 made by Alex Kanakaris in favor of Kanakaris InternetWorks, Inc.(#)(1)

10.19 Promissory Note dated April 7, 1997 made by John McKay in favor of Kanakaris InternetWorks, Inc.(#)(1)

10.20 Promissory Note dated January 8, 1998 made by John McKay in favor of Kanakaris InternetWorks, Inc.(#)(1)

10.21 Promissory Note dated January 8, 1998 made by Alex Kanakaris in favor of Kanakaris InternetWorks, Inc.(#)(1)

10.22 Promissory Note dated January 8, 1998 made by Branch Lotspeich in favor of Kanakaris InternetWorks, Inc.(#)(1)

10.23 Promissory Note dated January 7, 2000 made by the Registrant in favor of Alex F. Kanakaris (#)(3)

10.24 Promissory Note dated December 27, 1999 made by the Registrant in favor of Branch Lotspeich (#)(3)

10.25 Non-Qualified Stock Option Agreement dated December 31, 1999 between the Registrant and Alex F. Kanakaris (#)(3)

10.26 Non-Qualified Stock Option Agreement dated December 31, 1999 between the Registrant and Branch Lotspeich (#)(3)

10.27 Non-Qualified Stock Option Agreement dated December 31, 1999 between the Registrant and John R. McKay (#)(3)

10.28    Agreement dated October 21, 1999 between eConnect and the Registrant
         (1)

10.29 Windows Media(TM)ICP Broadband Jumpstart Program Agreement dated as of March 6, 2000 between the Registrant and Microsoft Corporation (4)

10.30 Windows Media(TM)ICP Broadband Jumpstart Program Agreement dated effective as of December 7, 1999 between the Registrant and Microsoft Corporation (1)

10.31 Convertible Debenture Purchase Agreement dated as of February 4, 2000 between the investors named therein and the Registrant (3)

10.32 10% Convertible Debenture due February 1, 2001 made by the Registrant in favor of New Millennium Capital Partners II, LLC (3)

10.33 10% Convertible Debenture due February 1, 2001 made by the Registrant in favor of AJW Partners, LLC (3)

10.34 10% Convertible Debenture due February 1, 2001 made by the Registrant in favor of Bank Insinger de Beaufort (3)

10.35 Stock Purchase Warrant dated as of February 4, 2000 issued by the Registrant to New Millennium Capital Partners II, LLC (3)

10.36 Stock Purchase Warrant dated as of February 4, 2000 issued by the Registrant to AJW Partners, LLC (3)

10.37 Stock Purchase Warrant dated as of February 4, 2000 issued by the Registrant to Bank Insinger de Beaufort (3)

10.38 Stock Escrow and Security Agreement dated as of February 4, 2000 between the Registrant, Owen Naccarato and the investors named therein
         (3)

10.39 Registration Rights Agreement dated as of February 4, 2000 by and between the Registrant and the investors named therein (3)

10.40 Convertible Debenture Purchase Agreement dated as of April 13, 2000 between the investors named therein and the Registrant (4)

10.41 10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of New Millennium Capital Partners II, LLC (4)

10.42 10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of AJW Partners, LLC (4)

10.43 10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of Bank Insinger de Beaufort (4)

10.44 10% Convertible Debenture due May 1, 2001 made by the Registrant in favor of Equilibrium Equity, LLC (4)

10.45 Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to New Millennium Capital Partners II, LLC (4)

10.46 Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to AJW Partners, LLC (4)

10.47 Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to Bank Insinger de Beaufort (4)

10.48 Stock Purchase Warrant dated as of April 13, 2000 issued by the Registrant to Equilibrium Equity, LLC (4)

10.49 Registration Rights Agreement dated as of April 13, 2000 by and between the Registrant and the investors named therein (4)

10.50 Stock Escrow and Security Agreement dated as of April 13, 2000 between the Registrant, Owen Naccarato and the investors named therein (4)

10.51 Debenture Purchase Agreement dated as of August 5, 1999 between the Registrant and Alliance Equities (1)

10.52 Kanakaris Communications, Inc. 10% Convertible Subordinated Debenture due August 4, 2000 made by the Registrant in favor of Alliance Equities
         (1)

10.53 Registration Rights Agreement dated as of August 5, 1999 between the Registrant and Alliance Equities (1)

10.54 Kanakaris Communications, Inc. 10% Convertible Subordinated Debenture due September 29, 2000 made by the Registrant in favor of the Payee named therein (1)

10.55 Stock Escrow and Security Agreement dated as of November 1, 1999 between the Registrant, Owen Naccarato and the Holder named therein (1)

10.56 Registration Rights Agreement dated as of September 29, 1999 by and between the Registrant and the Purchaser named therein (1)

10.57 Form of 10% Convertible Debenture due May 1, 2001 made in August 2000 by the Registrant in favor of AJW Partners, LLC, New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC (5)

10.58 Form of Stock Purchase Warrant dated as of August 2000 issued by the Registrant to AJW Partners, LLC, New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC (5)

10.59 Securities Purchase Agreement dated as of January 5, 2001 by and among the investors named therein and the Registrant (5)

10.60 Form of Convertible Debenture due January 5, 2002 made by the Registrant in favor of AJW Partners, LLC, New Millennium Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol Investment Fund, Ltd. (5)

10.61 Registration Rights Agreement dated as of January 5, 2001 by and between the Registrant and the investors named therein (5)

10.62 Form of Stock Purchase Warrant dated as of January 5, 2001 issued by the Registrant to AJW Partners, LLC, New Millennium Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol Investment Fund, Ltd. (5)

10.63 The New York Internet Chamber of Commerce Charter Membership Agreement dated January 17, 2001 by and between The New York Internet Chamber of Commerce and the Registrant (6)

10.64 Letter agreement dated as of April 30, 2001 by and among the Registrant and AJW Partners, LLC, New Millennium Capital Partners II, LLC, Equilibrium Equity, LLC, Bristol Investment Fund, Ltd. and Bank Insinger de Beaufort (8)

10.65 Letter agreement dated December 29, 2000 between Haynie & Company, CPAs and the Registrant (#) (8)

10.66 Form of Convertible Debenture due March 9, 2002 made by the Registrant in favor of AJW Partners, LLC, New Millennium Capital Partners II, LLC, Equilibrium Equity, LLC and Bristol Investment Fund, Ltd. (9)

10.67 Securities Purchase Agreement dated as of June 29, 2001 between the Registrant and AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc. (9)

10.68 Form of 12% Convertible Debenture due June 29, 2002 made by the Registrant in favor of each of AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc. (9)

10.69 Form of Stock Purchase Warrant dated June 29, 2001 issued by the Registrant to each of AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc. (9)

10.70 Registration Rights Agreement dated as of June 29, 2001 by and between the Registrant and AJW Partners, LLC, New Millennium Capital Partners II, LLC and Alliance Equities, Inc. (9)

10.71 Letter Agreement dated as of June 29, 2001 by and among the Registrant and AJW Partners, LLC, New Millennium Capital Partners II, LLC and Equilibrium Equity, LLC (9)

10.72 Consulting Agreement dated as of September 4, 2001 by and between the Registrant and Richard Epstein (10)

10.73 Consulting Agreement dated as of October 26, 2001 by and between the Registrant and Kevin Welch (11)

10.74 Common Stock Purchase Warrant dated as of October 26, 2001 by and between the Registrant and Kevin Welch (11)

10.75 Consulting Agreement dated as of November 5, 2001 by and between the Registrant and Paul Lemmon (12)

10.76 Common Stock Purchase Warrant dated as of November 29, 2001 made by the Registrant in favor of Kevin Welch (13)

10.77 Consulting Agreement Extension dated as of November 29, 2001 by and between the Registrant and Kevin Welch (13)

10.78 Letter dated December 13, 2001 from Alliance Equities, Inc. to the Registrant regarding Extension of Line of Credit (14)

10.79 Securities Purchase Agreement dated as of January 9, 2002 by and between Bank Insinger de Beaufort Safe Custody NV and the Registrant
         (14)

10.80 Convertible Debenture due January 9, 2003 made by the Registrant in favor of Bank Insinger de Beaufort Safe Custody NV (14)

10.81 Registration Rights Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort Safe Custody NV
         (14)

10.82 Stock Purchase Warrant dated as of January 9, 2002 issued by the Registrant to Bank Insinger de Beaufort Safe Custody NV (14)

10.83 Security Agreement dated as of January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort Safe Custody NV (14)

10.84 Letter Agreement dated January 9, 2002 by and between the Registrant and Bank Insinger de Beaufort Safe Custody NV, Bristol Investment Fund, Ltd., Bristol Capital, LLC and Paul Kessler (14)

10.85 Agreement dated as of February 28, 2002 by and between the Registrant and Rutan & Tucker, LLP (17)

10.86 6% Convertible Promissory Note due November 30, 2002 made by the Registrant in favor of Rutan & Tucker, LLP (17)

10.87 Agreement dated as of February 28, 2002 by and between the Registrant and Haynie & Company (17)

10.88 6% Convertible Promissory Note due November 30, 2002 made by the Registrant in favor of Haynie & Company (17)

10.89 Securities Purchase Agreement dated as of March 29, 2002 by and among the Registrant and each of the purchasers identified therein (16)

10.90    Form of 12% Secured Convertible Debenture due March 29, 2003 (16)

10.91    Form of Common Stock Purchase Warrant dated March 29, 2002 (16)

10.92 Registration Rights Agreement dated as of March 29, 2002 by and among the Registrant and each of the investors identified therein (16)

10.93 Security Agreement dated as of March 29, 2002 by and among the Registrant and each of the secured parties identified therein (16)

10.94 Security Agreement dated as of April 1, 2002 by and among the Registrant and each of the secured parties identified therein (16)

10.95 Exchange Agreement dated as of April 10, 2002 by and between the Registrant and Bristol Capital, LLC (16)

10.96 Registration Rights Agreement dated as of April 10, 2002 by and between the Registrant and Bristol Capital, LLC (16)

10.97 Securities Purchase Agreement dated as of September 11, 2002 by and among the Registrant and each of the purchasers identified therein (18)

10.98    Form of 12% Secured Convertible Debenture due September 11, 2003 (18)

10.99    Form of Common Stock Purchase Warrant dated September 11, 2002 (18)

10.100 Registration Rights Agreement dated as of September 11, 2002 by and among the Registrant and each of the investors identified therein (18)

10.101 Security Agreement dated as of September 11, 2002 by and among the Registrant and each of the secured parties identified therein (18)

10.102 Letter Agreement dated September 23, 2002 by and among the Registrant and the investors identified therein (18)

10.103   Form of Common Stock Purchase Warrant dated September 23, 2002 (18)

10.104 Registration Rights Agreement dated as of September 23, 2002 by and among the Registrant and each of the investors identified therein (18)

10.105   Form of Secured Convertible Debenture due October 15, 2003

10.106   Form of Common Stock Purchase Warrant dated as of October 15, 2002

10.107 Amendment No. 1 to Securities Purchase Agreement dated December 9, 2002 between the Registrant and the investors named therein

10.108   Form of Secured Convertible Debenture due December 9, 2003

10.109   Form of Common Stock Purchase Warrant dated as of December 9, 2002

21.1     Subsidiaries of the Registrant (16)

_________________

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

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

(10) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 17, 2001 (Registration No. 333-69476) and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on November 1, 2001 (Registration No. 333-72618) and incorporated herein by reference.

(12) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on November 28, 2001 (Registration No. 333-74040) and incorporated herein by reference.

(13) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on November 30, 2001 (Registration No. 333-74238) and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 15, 2002 (File No. 0-28213)and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 19, 2002 (File No. 0-28213) and incorporated herein by reference.

(16) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 22, 2002 (File No. 0-28213) and incorporated herein by reference.

(17) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2002 (Registration No. 333-87908) and incorporated herein by reference.

(18) Filed as an exhibit to the Registrant's Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on September 30, 2002 (Registration No. 333-87908) and incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of January, 2003.

                               KANAKARIS WIRELESS

                               By: /S/ ALEX F. KANAKARIS
                                   ---------------------------------------------
                                   Alex F. Kanakaris
                                   President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

        Name                                 Title                            Date
        ----                                 -----                            ----

/S/ ALEX F. KANAKARIS             President, Chief Executive Officer      January 13, 2003
-----------------------------     (Principal Executive Officer),
Alex F. Kanakaris                 Chairman of the Board and Director

/S/ DAVID THOMAS SHOMAKER         Acting Chief Financial Officer          January 13, 2003
-----------------------------     (Principal Financial and Accounting
David Thomas Shomaker             Officer)

/S/ JOHN ROBERT MCKAY             Secretary, Director and Webmaster       January 13, 2003
-----------------------------
John Robert McKay

/S/ LISA LAWRENCE                 Director                                January 13, 2003
-----------------------------
Lisa Lawrence

                                  Director                                January 13, 2003
-----------------------------
Van Holster

/S/ ROSE FORBES                   Director                                January 13, 2003
-----------------------------
Rose Forbes

/S/ CAROLINE MICHAELS             Director                                January 13, 2003
-----------------------------
Caroline Michaels

                                  Director                                January 13, 2003
-----------------------------
Charles Moore


                                 CERTIFICATIONS

I, Alex F. Kanakaris, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Kanakaris Wireless ("annual report");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 13, 2003                /S/ ALEX F. KANAKARIS
                                      ------------------------------------------
                                      Alex F. Kanakaris, Chief Executive Officer
                                      (Principal Executive Officer)

I, David Thomas Shomaker, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Kanakaris Wireless ("annual report");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 13, 2003                /S/ DAVID THOMAS SHOMAKER
                                      ------------------------------------------
                                      David Thomas Shomaker, Acting Chief
                                      Financial Officer (Principal Financial
                                      Officer)

                         EXHIBITS FILED WITH THIS REPORT

Exhibit
Number              Description
------              -----------

10.105   Form of Secured Convertible Debenture due October 15, 2003

10.106   Form of Common Stock Purchase Warrant dated as of October 15, 2002

10.107 Amendment No. 1 to Securities Purchase Agreement dated December 9, 2002 between the Registrant and the investors named therein

10.108   Form of Secured Convertible Debenture due December 9, 2003

10.109   Form of Common Stock Purchase Warrant dated as of December 9, 2002

99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002