Form 10QSB
period 2002-12-31
KANAKARIS WIRELESS
filed 2003-02-19
CIK 1066624

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended DECEMBER 31, 2002

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

                           1280 BISON, SUITE B9-597
                        NEWPORT BEACH, CALIFORNIA 92660
                    (Address of principal executive offices)

         Issuer's telephone number (including area code): (949) 760-5470

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's only class of common stock, $.001 par value per share, was 52,119,687 on February 12, 2003.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS
                       KANAKARIS WIRELESS AND SUBSIDIARIES

Condensed Consolidated Balance Sheet at December 31, 2002.................  F-1

Condensed Consolidated Statements of Operations for the Three Months
     Ended December 31, 2002 and 2001.....................................  F-3

Condensed Consolidated Statements of Comprehensive Loss for the
     Three Months Ended December 31, 2002 and 2001........................  F-4

Condensed Consolidated Statement of Changes in Stockholders' Equity
     (Deficiency) for the Three Months Ended December 31, 2002............  F-5

Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended December 31, 2002 and 2001.....................................  F-6

Notes to Condensed Consolidated Financial Statements......................  F-8

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                December 31, 2002
                                   (Unaudited)


ASSETS
------

Current assets:
   Cash                                                            $        726
   Accounts receivable, net                                              42,619
   Inventories, net                                                      27,496
   Interest receivable                                                   49,103
   Investments in marketable securities (at market value)                 8,571
   Prepaid expenses                                                      11,893
                                                                   -------------

           TOTAL CURRENT ASSETS                                         140,408

Property and equipment, net                                              75,874

   Vendor deposits                                                          700
   Other                                                                  1,750
                                                                   -------------

           TOTAL ASSETS                                            $    218,732
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                December 31, 2002
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                           $  2,823,896
   Convertible debentures                                             3,904,395
   Convertible promissory notes                                         372,550
   Due to former shareholder of former subsidiary                       113,183
                                                                   -------------

           TOTAL CURRENT LIABILITIES                                  7,214,024
                                                                   -------------

Stockholders' deficiency:
   Preferred stock, Class A Convertible shares
       $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 issued
       and outstanding                                                   10,000
   Preferred stock, Class B Convertible shares
       $1,000 par value; 900 shares
       authorized; 900 issued
       and outstanding                                                  900,000
   Common stock, $0.001 par value; 250,000,000
       shares authorized; 32,401,972 issued and
       outstanding                                                       32,402
   Additional paid-in capital                                        31,815,064
   Accumulated deficit                                              (39,562,914)
   Deferred expense                                                    (189,844)
                                                                   -------------

           TOTAL STOCKHOLDERS' DEFICIENCY                            (6,995,292)
                                                                   -------------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                $    218,732
                                                                   =============

     See accompanying notes to condensed consolidated financial statements.

                         KANAKARIS WIRELESS AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                                     (Unaudited)

                                                     Three Months       Three Months
                                                        Ended              Ended
                                                       Dec 31,            Dec 31,
                                                         2002               2001
                                                     -------------     -------------
Net sales                                            $     32,039      $     15,095

Cost of sales                                               4,942            23,150
                                                     -------------     -------------

           Gross profit (loss)                             27,097            (8,055)
                                                     -------------     -------------

Operating expenses:
   Executive compensation                                 198,177           286,335
   Salaries                                                61,858            13,679
   Payroll taxes and employee benefits                      3,671             1,822
   Consulting services                                     88,451           372,255
   Travel and entertainment                                13,075            23,073
   Telephone and utilities                                  6,515             3,695
   Marketing, advertising and investor relations           26,566            21,769
   Professional fees                                      155,327           135,952
   Rent                                                     8,921                --
   Office and other expenses                               61,529            45,967
   Equipment rental and expense                                --             1,018
   Insurance                                               18,997            19,799
   Depreciation and amortization                           12,176            37,393
   Bad debt expense                                         4,024                --
   Bank charges                                             1,194               204
   Website development                                         --               323
                                                     -------------     -------------

           Total operating expenses                       660,481           963,284
                                                     -------------     -------------

   Loss from continuing operations                       (633,384)         (971,339)

   Financing and other income (expense), net             (204,205)         (101,692)
                                                     -------------     -------------

   Loss before discontinued operations                   (837,589)       (1,073,031)

   Income from discontinued operations                         --            63,016
                                                     -------------     -------------

   Net loss                                          $   (837,589)     $ (1,010,015)
                                                     =============     =============

   Net income (loss) per common share:
       Basic and diluted-continuing operations       $       (.03)     $       (.17)
       Basic and diluted-discontinued operations               --               .01
                                                     -------------     -------------

       Net loss per share                            $       (.03)     $       (.16)
                                                     =============     =============

   Weighted average common shares
     outstanding - basic and diluted                   29,721,867         6,445,633
                                                     =============     =============

       See accompanying notes to condensed consolidated financial statements.

                                        F-3

                       KANAKARIS WIRELESS AND SUBSIDIARIES
             Condensed Consolidated Statements of Comprehensive Loss
                                   (Unaudited)


                                                 Three Months       Three Months
                                                    Ended              Ended
                                                   Dec 31,            Dec 31,
                                                     2002               2001
                                                 ------------       ------------

Net Loss                                         $  (837,589)       $(1,010,015)

Other comprehensive loss:
   Unrealized loss on securities                          --            (49,600)
                                                 ------------       ------------

Comprehensive loss                               $  (837,589)       $(1,059,615)
                                                 ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                                 KANAKARIS WIRELESS AND SUBSIDIARIES
                               Condensed Consolidated Statement of Changes in Stockholders' Deficiency
                                            For the Three Months Ended December 31, 2002
                                                             (Unaudited)

                               Common Stock Issued       Preferred Stock
                              ----------------------  ---------------------                 Accumulated     Deferred
                                 Shares      Amount     Shares     Amount        APIC         Deficit       Expenses       Total
                              ------------  --------  ----------  ---------  ------------  -------------   ----------   ------------
Balances
September 30, 2002             24,450,065   $24,450   1,000,900   $910,000   $31,707,539   $(38,725,325)   $(353,656)   $(6,436,992)

  Stock issued for cash           500,000       500          --         --        24,500             --           --         25,000

  Stock issued for:
  Compensation                         --        --          --         --            --             --      126,562        126,562
  Consulting services                  --        --          --         --            --             --       37,250         37,250
  Marketing services              400,000       400          --         --         3,600             --           --          4,000

  Convertible debentures        7,051,907     7,052          --         --        26,925             --           --         33,977

  Value of beneficial
   conversion feature of
   convertible debt                    --        --          --         --        52,500             --           --         52,500

  Net (loss)                           --        --          --         --            --       (837,589)          --       (837,589)
                              ------------  --------  ----------  ---------  ------------  -------------   ----------   ------------
BALANCES
DECEMBER 31, 2002              32,401,972   $32,402   1,000,900   $910,000   $31,815,064   $(39,562,914)   $(189,844)   $(6,995,292)
                              ------------  --------  ----------  ---------  ------------  -------------   ----------   ------------

                               See accompanying notes to condensed consolidated financial statements.

                                                                F-5

                            KANAKARIS WIRELESS AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                   For the Three Months Ended December 31, 2002 and 2001
                                        (Unaudited)

                                                                 2002             2001
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (837,589)     $(1,010,015)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Amortization of goodwill                                   --            7,372
           Depreciation and amortization                          12,176           30,085
           Provision for bad debts                                 4,024               --
           Compensation, consulting, marketing and
             professional services incurred in exchange
             for common stock                                    167,812          521,396
           Consulting services incurred in exchange
             for stock options                                        --           46,841
           Convertible debt - marketing cost                      36,875               --
           Convertible debt - beneficial conversion cost          52,500               --
           Convertible debt - legal cost                          48,500               --
           Convertible debt-interest cost                          3,247           59,214
           Decrease in notes receivable -
             shareholders and related parties                     36,280           74,530
   Changes in assets and liabilities
       (Increase) decrease in:
              Accounts receivable                                 83,386          (41,203)
              Prepaid expenses                                     2,187             (978)
              Interest receivable                                    184           (8,702)
       Increase (decrease) in:
              Accounts payable and accrued expenses               89,858           68,838
                                                             ------------     ------------

           NET CASH USED IN OPERATING ACTIVITIES                (300,560)        (252,622)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from notes receivable - other                         25,000               --
                                                             ------------     ------------

           NET CASH PROVIDED BY
           INVESTING ACTIVITIES                                   25,000               --
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible debt, net                           229,625               --
   Proceeds from sale of common stock                             25,000          245,220
                                                             ------------     ------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES             254,625          245,220
                                                             ------------     ------------

Net decrease in cash                                             (20,935)          (7,402)

Cash, beginning of period                                         21,661           51,473
                                                             ------------     ------------

Cash, end of period                                          $       726      $    44,071
                                                             ============     ============

                                           F-6

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 2002, the Company issued 400,000 shares of common stock for marketing services having a fair value of $4,000. The Company also expensed $126,562 of deferred compensation and $37,250 of deferred consulting services.

During the three months ended December 31, 2002, the Company issued an aggregate of 7,051,907 shares of common stock having a fair value of approximately $33,977 to various debenture investors representing the conversion of principal and interest.

During the three months ended December 31, 2001, the Company issued 2,302,128 shares of common stock for consulting services, having a fair value of $636,907. Of the 2,202,128 shares issued during the three months ended December 31, 2001, 15,000 shares were issued to two members of the Company's board of directors and 2,187,128 shares were issued to five other consultants.

During the three months ended December 31, 2001 the Company issued an aggregate of 100,000 shares of common stock having a fair value of $37,500 to a former officer in satisfaction of certain claims.

During the three months ended December 31, 2001, the Company issued 65,000 shares of common stock in lieu of compensation of $49,400. Of the 65,000 shares issued during the three months ended December 31, 2001, 55,000 shares were issued to two employees of the Company who were also members of the Company's board of directors, and 10,000 shares were issued to two non-director employees of the Company.

During the three months ended December 31, 2001, the Company issued an aggregate of 897,991 shares of common stock having a fair value of approximately $173,214 to various debenture investors representing the conversion of principal and interest.

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         (A) Basis of Presentation
         -------------------------

         The condensed consolidated financial statements included herein have been prepared by Kanakaris Wireless, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Kanakaris Wireless believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its consolidated financial statements for the year ended September 30, 2002 included in its Form 10-KSB. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year ending September 30, 2003, or any other period.

         (B) Business Organization and Activity
         --------------------------------------

         Kanakaris Wireless, which on June 2, 2000 changed its name from Kanakaris Communications, Inc., was incorporated in the State of Nevada on November 1, 1991. Kanakaris Wireless and subsidiaries (the "Company") operates various websites including www.kanakaris.com, an interactive entertainment content delivery website. The Company's websites consolidate previous websites developed by the Company including www.CinemaPop.com, www.WordPop.com and www.AK.TV. The Company's websites offer consumers over 400 click-and-view online movies, a television-styled web channel which plays regularly scheduled movies and other features, and print-on-demand books with online preview chapters. The Company's websites offer for sale various products of the pop culture genre and VHS and DVD titles. The Company also develops and supplies software and products for electronic commerce and content delivery. The Company operated a subsidiary, which was sold in March 2002, which designed and installed modular data control consoles. In April 2002, the Company acquired the business of Fast Forward Marketing, Inc., a national distributor of VHS and DVD movies and features, and now operates a video distribution business through its Fast Forward Marketing, Inc. subsidiary. The Company purchases its products from major motion picture studios and/or independent video producers and sells directly to video retailers including children's educational stores, gift shops, museum stores, educational distributors and direct mail catalogs.

         (C) Business Combinations and Dispositions
         ------------------------------------------

         On March 4, 2002, the Company entered into an asset purchase agreement whereby substantially all of the assets and business of Desience were sold. Included in the sale were all contract rights. Accordingly, for accounting purposes, the financial activity of Desience was treated as a discontinued operation and is presented in the statements of operations separately from continuing operations for the three months ended December 31, 2001.

         On March 15, 2002, the Company formed a new corporation called FFM Acquisition Corp. This corporation was used to acquire certain assets and liabilities of Fast Forward Marketing, Inc. on April 8, 2002, and now operates under the name of Fast Forward Marketing, Inc.

         (D) Principles of Consolidation
         -------------------------------

         The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Kanakaris Internetworks Inc., and Fast Forward Marketing, Inc. (formerly known as FFM Acquisition Corp.). All significant intercompany balances and transactions have been eliminated in consolidation. Desience, the Company's former subsidiary, has been classified as a discontinued operation, and the prior year's information has been restated to account for this classification.

         (E) Loss Per Share
         ------------------

         Loss per share is computed using the weighted average of common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The assumed exercise of outstanding common share equivalents was not utilized since the effect was anti-dilutive.

         (F) Use of Estimates
         --------------------

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (G) Inventories, net
         --------------------

         Inventories, which consist of videos and video parts, are valued at the lower of cost or market. Cost is determined by the first-in, first-out
         (FIFO) method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories and records necessary provisions to reduce such inventories to net realizable value. As of December 31, 2002, the Company recorded a reserve of $27,497.

         (H) Accounts receivable and payable
         -----------------------------------

         Fast Forward Marketing, Inc. has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates, which could differ from actual results. The Company believes the techniques and assumptions used in establishing the reserve accounts are appropriate. As of December 31, 2002, the Company recorded a reserve for accounts receivable of approximately $14,000, and a reserve for accounts payable of approximately $7,000.

         (I) Investments in marketable securities
         ----------------------------------------

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

         (J) Property and Equipment
         --------------------------

         Property and equipment are stated at cost and depreciated using the straight line method over the estimated economic useful life of 5 to 7 years. The Company periodically reviews such assets for possible impairments and any expected losses are recorded currently. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Depreciation expense for the three months ended December 31, 2002 was approximately $12,000.

         (K) Deferred expenses
         ---------------------

         Deferred expenses as of December 31, 2002 represent the deferred portion of the fair value of stock issued to two consultants and one officer for services that are being expensed over the respective lives of the contracts. The current amortization charge to operations is related to the Company receiving services in connection with the underlying agreements. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

         (L) Revenue Recognition
         -----------------------

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

         Desience, a former wholly-owned subsidiary of the Company, produced revenues from product sales of business furniture and modular consoles and incidental revenues for installation and freight. Product sale revenues and freight revenues were recognized when the product was shipped. Installation revenues were recognized as work was completed.

         Fast Forward Marketing, Inc. recognizes revenues upon shipment of product, at which time title passes to the customer. The Company records a provision for estimated future returns, which has been offset against total sales. Sales returns and allowances totaled approximately $50,000 for the year ended September 30, 2002.

2.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following as of December 31, 2002:

                        Office equipment                       $      84,679
                        Software                                      71,795
                        Furniture and fixtures                        11,658
                                                               --------------
                                                                     168,132
                        Less accumulated depreciation                (92,258)
                                                               --------------
                                                               $      75,874
                                                               ==============

3.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         (A) Legal Actions
         -----------------

         On March 8, 2001, Loudeye Technologies, Inc., commenced an action against the Company. The complaint alleges breach of contract for $44,107 and also seeks attorneys' fees, court costs and late charges. On October 11, 2001, the Company filed an answer to the Loudeye complaint that includes a general denial of all allegations made by Loudeye and, as of December 31, 2002, no further action had been taken by either Loudeye or the Company. The Company will defend any further action, and no loss accrual has been made at December 31, 2002.

         Christel H. Uittenbogaart,the former shareholder of Desience, commenced an action against the Company, its subsidiary, Kanakaris InternetWorks, Inc., et al, in Los Angeles Superior Court on December 17, 2002. The complaint alleged that the Company and Kanakaris InternetWorks owed Ms. Uittenbogaart $113,183 under the royalty provisions of a Stock Purchase Agreement entered into between Kanakaris InternetWorks, Inc. and Ms. Uittenbogaart, and alleged other damages in unspecific amounts. Ms. Uittenbogaart's complaint included allegations of breach of contract, breach of the implied covenant of good faith, fraud, and negligent misrepresentation. In addition, Ms. Uittenbogaart alleged the existence of a constructive trust based on unjust enrichment and sought an equitable lien against property of the Company's subsidiary, Desience Corporation, held by the defendants. Lastly, Ms. Uittenbogaart demanded an accounting of the gross sales, profits and funds generated as a result of the purchase of Desience Corporation from Ms. Uittenbogaart in 1997. The Company has engaged counsel to defend it against all of Ms. Uittenbogaart's claims but has not yet filed a response to the complaint filed by Ms. Uittenbogaart. The Company has recorded the amount of this liability to the former shareholder of Desience as of December 31, 2002 in the accompanying condensed consolidated financial statements.

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

         (B) SERVICE AGREEMENTS
         ----------------------

         On October 9, 2001, the Company entered into a service agreement with Mind Pointe, Inc. Based upon the terms of the contract, Mind Pointe, Inc. will provide web hosting, development services, and programming and design assistance for the Company's websites. The Company has agreed to pay a maximum of approximately $17,000 each month for these services. For the three months ended December 31, 2002, $50,000 was charged to operations under this agreement. The agreement is now a month-to-month arrangement.

4.       CONVERTIBLE DEBENTURES
         ----------------------

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

         The second tranche of the September 2002 financing transaction was consummated in October 2002 and the convertible debentures relating to the second tranche are due October 15, 2003. The aggregate net proceeds of the October 2002 tranche, after payment of some related expenses, was approximately $108,000.

         The third tranche of the September 2002 financing transaction was consummated in December 2002 and the convertible debentures relating to the third tranche are due December 9, 2003. The aggregate net proceeds of the December 2002 tranche, after payment of some related expenses, was approximately $122,000.

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

         Upon the issuance of the September, October and December 2002 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants was equal to $0.005.

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

         The Company issued 525,000 common stock warrants on October 15, 2002, at an exercise price of $0.005 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 315.20%, risk-free interest rate 2.08%, expected option life 3 years. As of the date of this report, no warrants have been exercised.

         The Company issued 525,000 common stock warrants on December 9, 2002, at an exercise price of $0.005 per share as consideration for debt financing. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 317.88%, risk-free interest rate 2.52%, expected option life 3 years. As of the date of this report, no warrants have been exercised.

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

         As of September 23, 2002, the Company entered into an agreement with the holders of the debentures listed above to extend the due date of these debentures to September 23, 2003. In consideration for the extension, the Company granted to the holders of these debentures warrants to purchase up to an aggregate of 5,189,126 shares of common stock at an exercise price equal to the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the exercise of the warrants. The warrants granted included warrants to Bank Insinger de Beaufort to purchase up to 1,285,028 shares of common stock, warrants to AJW Partners, LLC to purchase up to 808,010 shares of common stock, warrants to New Millennium Capital Partners II, LLC to purchase up to 808,010 shares of common stock, warrants to Equilibrium Equity, LLC to purchase up to 56,062 shares of common stock, warrants to Bristol Investment Fund, Ltd. to purchase up to 240,000 shares of common stock, warrants to Bristol Capital, LLC to purchase up to 132,016 shares of common stock, warrants to Alliance Equities, Inc. to purchase up to 60,000 shares of common stock, warrants to AJW Offshore, Ltd. (f/k/a AJW/New Millennium Offshore, Ltd.) to purchase up to 900,000 shares of common stock, and warrants to AJW Qualified Partners, LLC (f/k/a Pegasus Capital Partners, LLC) to purchase up to 900,000 shares of common stock.

         Since September 2001, the Company has failed to make all or part of its required interest payments under its various outstanding convertible debentures. As a result, the Company is in default under its outstanding convertible debentures.

         Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to approximately $52,500 for the three months ended December 31, 2002. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

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

         During the three months ended December 31, 2002, the Company issued an aggregate of 7,051,907 shares of common stock to five accredited investors in connection with regular interest payments and upon conversion of an aggregate of $30,730 of principal plus accrued interest of $3,247 on the Company's convertible debentures. No gain or loss was recognized upon the conversion of debt to equity.

         As of December 31, 2002, the Company was indebted for an aggregate of $3,904,395 on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

         During September 2002, the Company signed a non-binding letter of intent for up to $3,000,000 of financing from an unrelated financing institution. As of December 15, 2002, the Company had borrowed $600,000 under this arrangement.

5.       CONVERTIBLE PROMISSORY NOTES
         ----------------------------

         On February 28, 2002, the Company entered into agreements with its legal counsel and its accounting firm to replace an aggregate of $372,550 of existing accounts payable to those entities with 6% convertible promissory notes due November 30, 2002. The convertible promissory notes have a conversion price equal to the lesser of (i) $0.085 and (ii) the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the notes. As of December 31, 2002, the full amount of these promissory notes remained outstanding. These are unsecured and have accrued interest totaling approximately $18,700 at December 31, 2002.

6.       SERIES B PREFERRED STOCK
         ------------------------

         Effective April 10, 2002, the Company entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which it issued 900 shares of its Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in the Company's now wholly-owned Fast Forward Marketing subsidiary in consideration for providing the opportunity to acquire the Fast Forward Marketing business. Each share of the Company's Series B Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of its common stock at the lesser of (i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of its common stock during the twenty trading days preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price. As of December 31, 2002, all 900 shares, with a value of $900,000, of the Company's Series B Convertible Preferred Stock remained outstanding, and no accrued dividends have been recorded as of December 31, 2002.

7.       STOCKHOLDERS' EQUITY AND STOCK ISSUANCES
         ----------------------------------------

         A. Debenture Investors
         ----------------------

         (I) During the three months ended December 31, 2002, the Company issued an aggregate of 7,051,907 shares of common stock having a fair value of approximately $33,977 to various debenture investors representing the conversion of principal and interest.

         B. Legal and Consulting
         -----------------------

         (II) On October 16, 2002, the Company issued 400,000 shares of common stock for marketing services having a fair value of $4,000. The consideration given for the services was valued based on the trading price of the Company's common stock on the grant date.

         C. Cash
         -------

         (III) On November 5, 2002, the Company issued 500,000 shares of common stock for $25,000 at a value of $.05 per share.

8.       ADJUSTMENTS TO OUTSTANDING SECURITIES
         -------------------------------------

         On September 23, 2002, the Company entered into an agreement with the holders of all of its outstanding convertible debentures other than those debentures issued on September 11, 2002, to extend the due date of those outstanding debentures to September 23, 2003. In consideration for the extension, the Company granted to the holders of these debentures warrants to purchase up to an aggregate of 5,189,126 shares of common stock at an exercise price equal to the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the exercise of the warrants. The warrants granted included warrants to Bank Insinger de Beaufort to purchase up to 1,285,028 shares of common stock, warrants to AJW Partners, LLC to purchase up to 808,010 shares of common stock, warrants to New Millennium Capital Partners II, LLC to purchase up to 808,010 shares of common stock, warrants to Equilibrium Equity, LLC to purchase up to 56,062 shares of common stock, warrants to Bristol Investment Fund, Ltd. to purchase up to 240,000 shares of common stock, warrants to Bristol Capital, LLC to purchase up to 132,016 shares of common stock, warrants to Alliance Equities, Inc. to purchase up to 60,000 shares of common stock, warrants to AJW Offshore, Ltd. (f/k/a AJW/New Millennium Offshore, Ltd.) to purchase up to 900,000 shares of common stock, and warrants to AJW Qualified Partners, LLC (f/k/a Pegasus Capital Partners, LLC) to purchase up to 900,000 shares of common stock.

9.       SEGMENT INFORMATION
         -------------------

         For the three months ended December 31:

                                             Internet           Video
                     2001                    Commerce        Distribution         Total
         ------------------------------     ------------     ------------     ------------
         Revenues                           $    15,095      $        --      $    15,095
         Segment profit (loss)               (1,073,031)              --       (1,073,031)
         Total assets                         1,061,330               --        1,061,330
         Additions to long-lived assets              --               --               --
         Depreciation and amortization           37,393               --           37,393

                     2002
         ------------------------------
         Revenues                           $    14,537      $    17,502      $    32,039
         Segment profit (loss)                 (775,704)         (61,885)        (837,589)
         Total assets                           100,226          118,506          218,732
         Additions to long-lived assets              --               --               --
         Depreciation and amortization            2,781            9,395           12,176

10.      DEBENTURE MATURITIES
         --------------------

         The Company is in the process of registering a portion of the shares of common stock underlying certain of its convertible debentures to satisfy its obligations upon conversion by the debenture holders of those debentures into shares of the Company's common stock. On May 9, 2002, the Company filed a Registration Statement on Form SB-2 with the SEC to register shares of common stock in order to partially satisfy these obligations. This Registration Statement has not been declared effective by the SEC and the Company remains in default in the making of quarterly interest payments for the last five quarters, and for part of the quarter ended September 30, 2001, on the Company's outstanding convertible debentures.

11.      GOING CONCERN
         -------------

         The Company's financial statements for the three months ended December 31, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss from operations of $837,589, a negative cash flow from operating activities of $336,840, a working capital deficiency of $7,073,616 and a stockholders' deficiency of $6,995,292. Due to the Company's net losses, negative cash flows, working capital deficiency and stockholders' deficiency, the Company may not be able to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12.      SUBSEQUENT EVENTS
         -----------------

         In January of 2003, the Company retained legal counsel for representation in a dispute over amounts stipulated at the time of closing by the previous owner of Fast Forward Marketing.

         On January 19, 2003, the Company acquired "Latin American Independent Network International", a 20 year-old leader in the providing of Spanish language entertainment content. The acquisition price was $500,000 consisting of cash of $25,000, $225,000 due July 15, 2003, and
         $250,000 of Company stock.

         In order to provide working capital and financing for the Company's operation and expansion and to fund the acquisition of Latin American Independent Network International, as of January 16, 2003, the Company entered into a securities purchase agreement and related agreements with two accredited investors (the "Purchasers") for the purchase of up to $350,000 of the Company's 12% Convertible Debentures. The debentures bear interest at a rate of 12% annum, payable quarterly in common stock or cash ast the option of the Company. The debentures were to be sold in two separate tranches and the first tranche, in the amount of $175,000, was consummated in January 2003 and the convertible debentures relating to the first tranche are due January 16, 2004. The aggregate net proceeds of the January 2003 tranche, after payment of some related expenses, was approximately $125,000.

         The debentures initially were convertible into shares of common stock at the lesser of $0.01 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the trading days immediately preceding conversion.

         Upon the issuance of the January 2003 debentures, the Purchasers received five-year term warrants to purchase three shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants was equal to $0.005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES AND THE INFORMATION INCLUDED UNDER THE CAPTION "RISK FACTORS" INCLUDED ELSEWHERE IN THIS DOCUMENT. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OUR CURRENT BELIEFS REGARDING REVENUES WE MIGHT EARN IF WE ARE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS STRATEGIES. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR FURTHER INFORMATION REGARDING FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, INCLUDING THOSE FACTORS DISCUSSED UNDER "RISK FACTORS" AND OTHER HEADINGS IN THIS DOCUMENT, WHICH COULD, AMONG OTHER THINGS, CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE SUBSTANTIALLY.

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

         Although we believe that FFM provides a viable strategic fit with our other business activities and represents an important business opportunity, our successful operation of our video distribution business, especially over the next twelve months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of December 31, 2002, FFM had approximately $1,363,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be jeopardized and irreparably harmed. The failure to timely pay FFM's suppliers could therefore have a material adverse impact on our video distribution business.

         In January 2002, we purchased all of the outstanding capital stock of Latin American Independent Network International and its wholly-owned subsidiary Tele Anuncio, Inc.

         The principal business of Latin American Independent Network International, or LAIN, is the purchase and sale of rights to video media, primarily television, cable, satellite, VHS and DVD movie titles for particular geographic territories. LAIN has active business operations in the Untied States, Venezuela, Peru, Bolivia, Columbia, Mexico, Argentina, Brazil, Spain and other Spanish speaking countries. In addition, LAIN distributes, both exclusively and non-exclusively, Spanish language and Spanish language dubbed and sub-titled DVD and VHS movies to U.S. retail stores. LAIN also produces original Spanish language television programming. In addition, LAIN operates a web site which features Spanish language and Spanish language sub-titled movies for click-and-watch online viewing at www.CineManiaNetwork.com. LAIN is a co-producer of the annual Miami Latin Film Festival Film and TV Market. LAIN also acquires and sells advertising time in the Spanish television markets in the United States and other countries throughout Latin America through its wholly owned subsidiary Tele Anuncio, Inc. LAIN's principal office is in Miami Beach, Florida, which is widely considered a gateway to the Spanish speaking marketplace.

         We believe that LAIN presents potential synergies with our existing businesses including VHS and DVD online and retail sales, online movie distribution and content acquisition and licensing. Our subscription services allowing subscribers to access content on our websites now enable users to access the content offered on the www.CineManiaNetwork.com website. Our Fast Forward Marketing subsidiary now serves as a sub-distributor of VHS and DVD titles for LAIN and distributes those titles online and to retail stores.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

         NET SALES. Net sales increased $16,994 (112%) from $15,095 for the quarter ended December 31, 2001 to $32,039 for the quarter ended December 31, 2002. This increase was primarily due to an increase in revenue generated by our Fast Forward Marketing video distribution business.

         GROSS PROFIT. Gross profit increased $35,152 (436%) from a gross loss of $8,055 for the quarter ended December 31, 2001 to a gross profit of $27,097 for the quarter ended December 31, 2002. This increase in gross profit was due to both an increase in sales and also due to the decrease in cost of sales resulting from increased sales of higher margin products and services, and excludes any gross profit otherwise reportable as a result of our data control console business, which business is treated as a discontinued operation for the quarter ended December 31, 2001.

         OPERATING EXPENSES. Total operating expenses decreased $302,803 (31%) from $963,284 for the quarter ended December 31, 2001 to $660,481 for the quarter ended December 31, 2002. This decrease in total operating expenses was due primarily to a decrease in executive compensation and consulting fees, with executive compensation expenses decreasing by $88,158 (31%) and consulting fees expenses decreasing by $283,804 (76%).

         Executive compensation decreased $88,158 (31%) from $286,335 for the quarter ended December 31, 2001 to $198,177 for the quarter ended December 31, 2002, primarily due to the decrease in the issuance of common stock to executives as cash compensation. Salaries increased $48,179 (352%) from $13,679 for the quarter ended December 31, 2001 to $61,858 for the quarter ended December 31, 2002 due to increases in staff. The operation of our FFM video distribution business necessitated the increase in staff.

         Consulting services expenses decreased $283,804 (76%) from $372,255 for the quarter ended December 31, 2001 to $88,451 for the quarter ended December 31, 2002. The decrease in consulting services expenses resulted from the decline in our engagement of the services of outside consultants relating to acquisitions and business strategies not already rendered by company employees. Other than a decrease in expenses, there were no noticeable effects resulting from the fewer consulting services. For the quarter ended December 31, 2002, some of the services previously handled by outside consultants were rendered by management and other employees as a result of the increase in their regular duties and responsibilities.

         An aggregate of $220,312 of the total operating expenses for the quarter ended December 31, 2002, as compared to $568,237 of the total operating expenses for the quarter ended December 31, 2001, were paid through the issuance of shares of our common stock to the service provider. For each of the issuances of our common stock for services rendered, the per share value of the common stock issued was the fair market value of the common stock on the grant date, which equaled the closing price of a share of common stock on the NASD's OTC Electronic Bulletin Board(R) on that date.

         INTEREST AND OTHER EXPENSE. Interest and other expense increased $102,513 (101%) from $101,692 for the quarter ended December 31, 2001 to $204,205 for the quarter ended December 31, 2002. This increase in interest and other expense was primarily due to the increase in the issuance of stock as payment of interest accrued and payable on, and upon conversion of portions of the principal balances of, our convertible debentures.

         NET LOSS. Net loss decreased $172,426 (17%) from $1,010,015 for the quarter ended December 31, 2001 to $837,589 for the quarter ended December 31, 2002. This decrease in net loss was primarily due to the decrease in interest and other expense, as discussed above, and approximately $63,000 of the decrease in net loss was due to a gain on discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. Our consolidated financial statements as of and for the years ended September 30, 2002 and 2001 and our interim condensed consolidated financial statements as of and for the three months ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         We have participated in numerous financing transactions through which we have issued convertible debentures to various investors. As of February 12, 2003, we had outstanding convertible debentures in the aggregate principal amount of $4,109,528, $250,000 of which is due September 11, 2003, $3,334,528 of which is due September 23, 2003, $175,000 of which is due October 15, 2003, $175,000 of which is due December 9, 2003 and $175,000 o f which is due January 16, 2003. In connection with these financing transactions, as of February 12, 2003, we have issued warrants that are outstanding to purchase an aggregate of 5,131,250 shares of our common stock and we have issued warrants outstanding to purchase an aggregate of 5,189,126 shares of our common stock in connection with the extension of the maturity date of certain of our convertible debentures. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Our outstanding convertible debentures have conversion prices equivalent to the lesser of a fixed conversion price, that is as low as $.01 per share depending on the particular debenture, and 50% of the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the debentures. In addition, the exercise prices of the warrants issued to the holders of our convertible debentures are equivalent to the lesser of a fixed conversion price, that is as low as $.035 per share depending on the particular warrant, and the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the exercise of the warrants. In some cases, however, warrants we issued to holders of our convertible debentures have only a fixed conversion price, that is as low as $.005 per share depending on the particular warrant, and in other cases warrants we issued to holders of our convertible debentures have only the variable conversion price described above. Please see the "Description of Securities" section of this document for additional details regarding our convertible debentures.

         As of September 23, 2002, we were in default under our repayment obligations of our outstanding convertible debentures in the aggregate principal amount of $3,392,625, including our obligation to make quarterly interest payments under those debentures. At that time, the holders of our convertible debentures could have pursued their rights to foreclose upon their security interest in all of our assets. As of September 23, 2002, we entered into an agreement with the holders of our outstanding convertible debentures, including Bank Insinger de Beaufort, to extend the due date of those debentures to September 23, 2003 and to waive our existing defaults under those debentures. The waiver of existing defaults would have been effective only if a registration statement we have filed was declared effective by the Securities and Exchange Commission by December 31, 2002; however, the waiver did not cover any then-outstanding penalties and interest accrued as a result of our defaults under our obligations under the convertible debentures. This registration statement was not declared effective by the Securities and Exchange Commission by December 31, 2002. In consideration for the extension, we granted to the holders of these debentures warrants to purchase up to an aggregate of 5,189,126 shares of common stock, including warrants to Bank Insinger de Beaufort to purchase up to 1,285,028 shares of common stock, at an exercise price equal to the average of the lowest three intraday trading prices during the 20 trading days immediately preceding the exercise of the warrants.

         As of December 31, 2002, we had a working capital deficiency of approximately $7,070,000 and an accumulated deficit of approximately $39,600,000. As of that date, we had approximately $700 in cash, $42,600 in accounts receivable, $49,100 of interest receivable and $27,500 of inventories. As of December 31, 2002, we had accounts payable and accrued expenses of approximately $2,824,000 and outstanding convertible debentures and convertible promissory notes of approximately $4,277,000 including convertible debentures and notes issued prior to the beginning of fiscal year 2003. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled approximately $301,000 for the three months ended December 31, 2002 as compared to approximately $253,000 for the three months ended December 31, 2001. Cash provided by our investing activities totaled approximately $25,000 for the three months ended December 31, 2002 as compared to no cash provided by our investing activities for the three months ended December 31, 2001.

         Cash provided by our financing activities totaled approximately $255,000 for the three months ended December 31, 2002 as compared to approximately $245,000 from the sale of common stock for the three months ended December 31, 2001. We raised approximately $230,000 of the cash provided by our financing activities during the three months ended December 31, 2002 and none of the cash provided by our financing activities during the three months ended December 31, 2001 from the issuance of convertible debentures.

         For the three months ended December 31, 2002, we had net sales of approximately $32,000 and a net loss of approximately $838,000 of which loss approximately $361,000 (43%) consisted of non-cash expenses. These non-cash expenses primarily included approximately $209,000 of compensation, consulting, marketing and professional services, approximately $53,000 of convertible debt financing costs, and approximately $49,000 of legal services.

         As of December 31, 2002, our current assets amounted to approximately $140,000 and our current liabilities amounted to approximately $7,200,000 We are experiencing significant financial difficulties as a result of this imbalance between our current assets and current liabilities and have been, and will likely continue to be, unable to repay when due many of our current liabilities. Our financial difficulties may limit our ability to invest sufficient funds in the growth and development of our online content delivery initiative and may result in our inability to fully fund our video distribution business. Since we are unable to invest sufficiently in the growth and development of our content delivery initiative, we may lose subscribers to our websites or lose pay-per-view customers and may also fail to attract prospective subscribers and pay-per-view customers, which may have a substantial negative impact on our business, prospects, financial condition and results of operations.

         In January 2002, we acquired Latin American Independent Network International and its wholly owned subsidiary Tele Anuncio, Inc. The purchase price for this acquisition included a $25,000 cash payment in January 2002 with $225,000 cash payable on or before July 15, 2003. The purchase price also included $250,000 of our common stock issuable on July 15, 2003 based on a per share price equal to the average bid price of a share of our common stock for the twenty day period immediately preceding July 15, 2003. At a average bid price of $.01 per share, 25,000,000 shares would be issuable on July 15, 2003 in connection with our acquisition of Latin American Independent Network International and its wholly-owned subsidiary, Tele Anuncio, Inc.

         Our successful operation of our video distribution business, especially over the next twelve months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of December 31, 2002, FFM had approximately $1,363,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be further jeopardized and irreparably harmed. The failure to timely pay FFM's suppliers could therefore have a material negative impact on our video distribution business.

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

DESCRIPTION OF SECURITIES

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

         In April 2000, we issued an aggregate of $3,000,000 of 10% convertible debentures and accompanying warrants to purchase up to 45,000 shares of common stock in a private offering to four accredited investors. Bank Insinger de Beaufort purchased $1,500,000 of these debentures and received a proportionate number of the accompanying warrants. As of December 31, 2002, an aggregate of $147,895 of principal plus related interest was outstanding under these debentures, including $57,295 of debentures held by Bank Insinger de Beaufort.

         In August 2000, we issued an aggregate of $1,500,000 of 10% convertible debentures and accompanying warrants to purchase up to 22,500 shares of common stock in a private offering to three accredited investors. As of December 31, 2002, an aggregate of $1,257,500 of principal plus related interest was outstanding under these debentures.

         In January 2001, we issued $650,000 of 12% convertible debentures due January 5, 2002 to four accredited investors, including $400,000 of debentures to Bristol Investment Fund, Ltd., in the first stage of a two-stage offering. The debentures were accompanied by warrants to purchase up to an aggregate of 195,001 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $631,500. In March 2001, we issued $650,000 of 12% convertible debentures due March 9, 2002 in the second stage of the offering, including $400,000 of debentures to Bristol Investment Fund, Ltd. The net proceeds of that offering, after payment of some related expenses, were approximately $647,500. As of December 31, 2002, an aggregate of $624,000 of principal plus related interest was outstanding under the January and March 2001 debentures, including $434,000 of debentures held by Bristol Investment Fund, Ltd.

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

         On June 29, 2001, we issued an aggregate of $500,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 75,000 shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $2.00 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The net proceeds of that offering, after payment of related expenses, were approximately $420,000. In May 2002, we restated our June 2001 debenture issued to one accredited investor to reflect an additional $125,000 investment, resulting in a June 2001 debenture held by that investor in the principal amount of $225,000 and an aggregate of $625,000 in June 2001 debentures outstanding plus related interest as of December 31, 2002.

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

         In January 2002, we issued a 12% convertible debenture due January 9, 2003 in a private offering to Bank Insinger de Beaufort, which was accompanied by warrants to purchase up to an aggregate of 600,000 shares of common stock. The net proceeds of that offering, after payment of some related expenses, were $165,500. In connection with this debenture offering, we executed a security agreement covering all of our assets and securing our obligations to Bank Insinger. Bank Insinger may, at its option, purchase an additional $200,000 of our 12% convertible debentures and warrants to purchase up to 600,000 shares of common stock within 30 days after the effective date of a registration statement covering the resale of shares of common stock underlying the convertible debentures issued in January 2002. However, the investor is not committed to purchase the additional debentures. As of December 31, 2002, an aggregate of $200,000 of principal plus related interest was outstanding under these debentures.

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

         In February 2002, we issued a 6% Convertible Promissory Note due November 30, 2002, or a February 2002 note, in the original principal amount of $263,800 to Rutan & Tucker, LLP for services rendered which has a per share conversion price equal to the lesser of $.085 and the average of the three lowest intraday trading prices of our common stock during the 20 trading days immediately preceding the conversion date. As of December 31, 2002, an aggregate of $263,800 of principal plus related interest was outstanding under this note. We are currently in default under this note as a result of our failure to repay when due the principal and interest balances of this note.

         In February 2002, we issued a 6% Convertible Promissory Note due November 30, 2002, or a February 2002 note, in the original principal amount of $108,750 to Haynie & Company for services rendered which has a per share conversion price equal to the lesser of $.085 and the average of the three lowest intraday trading prices of our common stock during the 20 trading days immediately preceding the conversion date. As of December 31, 2002, an aggregate of $108,750 of principal plus related interest was outstanding under this note. We are currently in default under this note as a result of our failure to repay when due the principal and interest balances of this note.

         In March 2002, we issued an aggregate of $500,000 of our 12% convertible debentures due March 29, 2003 in a private offering to three accredited investors, which were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were $380,000. As of December 31, 2002, an aggregate of $500,000 of principal plus related interest was outstanding under these debentures.

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

         On September 11, 2002, we issued an aggregate of $250,000 of 12% convertible debentures in the first stage of a three-stage private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $165,000. The full amount of these debentures remains outstanding.

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

         On October 15, 2002, we issued an aggregate of $175,000 of 12% convertible debentures in the second stage of a three-stage private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 525,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $108,000. The full amount of these debentures remains outstanding.

         On December 9, 2002, we issued an aggregate of $175,000 of 12% convertible debentures in the third stage of a three-stage private offering to three accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 525,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $121,500. The full amount of these debentures remains outstanding.

         On January 16, 2003, we issued an aggregate of $175,000 of 12% convertible debentures in the first stage of a two-stage private offering to two accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 525,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $125,000.

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

         As of February 12, 2003, we had a total of 52,119,687 shares of common stock outstanding, the closing sale price of a share of our common stock on the OTC Bulletin Board(R) was $0.008, and the debentures, notes, warrants and shares of preferred stock with variable conversion or exercise prices were convertible or exercisable into approximately 1,285,000,000 shares of common stock. The applicable conversion price of our debentures issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures.

         Based on the conversion price in effect on February 12, 2003, the principal portions of our convertible debentures were convertible into an aggregate of approximately 913,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital or an adequate reverse stock split, would result in approximately 95% dilution to existing holders of our common stock leaving them holding only approximately 5% of our shares of common stock outstanding. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 25%, the principal portions of our convertible debentures would be convertible into an aggregate of approximately 1,217,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital or an adequate reverse stock split, would result in approximately 96% dilution to existing holders of our common stock leaving them holding only approximately 4% of our shares of common stock outstanding. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 50%, the principal portion of our convertible debentures would be convertible into an aggregate of approximately 1,826,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital or an adequate reverse stock split, would result in approximately 98% dilution to existing holders of our common stock leaving them holding only approximately 2% of our shares of common stock outstanding. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 75%, the principal portion of our convertible debentures would be convertible into an aggregate of approximately 3,652,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital or an adequate reverse stock split, would result in approximately 99% dilution to existing holders of our common stock leaving them holding only approximately 1% of our shares of common stock outstanding. Our current authorized capital authorizes us to issue a maximum of 250,000,000 shares of common stock.

         The conversion price of our debentures is the lower of (a) 50% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and (b) as low as $0.01, depending on the particular debenture. As of February 12, 2003, the applicable conversion price was $0.0045.

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

         Each of the security holders who hold our convertible debentures may not convert our debentures into more than 4.99% of our then-outstanding common stock; however, those security holders may waive the 4.99% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.99% of our then-outstanding common stock. In addition, each of the security holders who hold our convertible debentures may not convert our debentures into more than 9.99% of our then-outstanding common stock, which limitation is not subject to waiver. As a result of the foregoing limitations, as of February 12, 2003, each of the security holders who hold our convertible debentures may not, at any one time and assuming they do not then hold other shares of our common stock, convert such debentures into in excess of approximately 2,743,000 shares of our common stock without waiving the 4.99% limitation and they also may not, at any one time, convert such debentures into in excess of approximately 5,790,000 shares of our common stock as a result of the 9.99% limitation. Based on the foregoing figures and assuming a fixed hypothetical conversion amount of $10,000 of convertible debentures, the 4.99% limitation is applicable at an approximate market price of $0.0073 per share and the 9.99% limitation is applicable at an approximate market price of $0.0035 per share.

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

         Our consolidated financial statements have been prepared assuming we will continue as a viable business. We have not been profitable and we may continue to lose money for the foreseeable future. Historically, we have incurred losses and experienced negative cash flow. As of December 31, 2002, we had an accumulated deficit of approximately $39,600,000. We may continue to incur losses and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from operating and expanding our business. As a result, we may have to curtail or suspend out operations. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

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

         As of December 31, 2002, our current assets amounted to approximately $140,000 and our current liabilities amounted to approximately $7,200,000. We are experiencing significant financial difficulties as a result of this imbalance between our current assets and current liabilities and have been, and will likely continue to be, unable to repay when due many of our current liabilities. Our financial difficulties may limit our ability to invest sufficient funds in the growth and development of our online content delivery initiative and may result in our inability to fully fund our video distribution business. Because we are likely unable to invest sufficiently in the growth and development of our content delivery initiative, we may lose subscribers to our websites or lose pay-per-view customers and may also fail to attract prospective subscribers and pay-per-view customers, which may have a substantial negative impact on our business, prospects, financial condition and results of operations. We require new financing and we believe that we may be able to fund three months of operations with currently available capital resources. In addition, over the next twelve months, we believe that we will require at least $1,500,000 to conduct our planned business operations and to service certain debts.

         Our successful operation of our FFM video distribution business, especially over the next twelve months, will likely require substantial financial resources. We acquired the business of FFM along with a significant amount of liabilities, including approximately $850,000 in accounts payable, a substantial portion of which is owed to suppliers of the videos that FFM distributes. As of December 31, 2002, FFM had approximately $1,363,000 in accounts payable. We have been unable to timely pay FFM's suppliers and we believe that, as a result, the business of FFM has been significantly harmed. We believe that we are not achieving the level of revenues we would be able to achieve if we were able to timely pay our suppliers. If we continue to fail to timely pay FFM's suppliers, the business of FFM may be further disrupted and important supplier relationships may be jeopardized and irreparably harmed, which may have a substantial adverse impact on our business, prospects, financial condition and results of operations.

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

         We have issued to several security holders debentures, notes, warrants and shares of preferred stock that are convertible or exercisable at prices that are equal to the lesser of a fixed price and a variable price that is based upon a discount on the market price of our common stock. As of February 12, 2003, we had a total of 52,119,687 shares of common stock outstanding, the closing sale price of a share of our common stock on the OTC Bulletin Board(R) was $0.008 and the debentures, notes, warrants and shares of preferred stock with variable conversion or exercise prices were convertible or exercisable into approximately 1,285,000,000 shares of common stock. The number of shares that those debentures, notes and warrants ultimately may be converted into or exercised for could prove to be greater than this estimate if the market price of our common stock declines. You could, therefore, experience substantial dilution and a decline in the value of your investment as a result of the conversion of the debentures and exercise of the warrants.

         The applicable conversion price of our debentures issued to certain of our security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures. As of February 12, 2003, an aggregate of approximately 913,000,000 shares were issuable upon conversion of the principal portion of our convertible debentures. Based on a hypothetical conversion price equal to 25% of the conversion price in effect on February 12, 2003, an aggregate of approximately 3,652,000,000 shares would be issuable to cover the conversion of the principal portion of our convertible debentures, resulting in approximately 99% dilution to existing holders of our common stock leaving them holding only approximately 1% of our shares of common stock outstanding.

         As a result of conversions of the principal or interest portion of our convertible debentures and related sales of our common stock by the security holders who hold our convertible debentures, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of these debentures. You could, therefore, experience substantial dilution of your investment as a result of the conversion of the principal or interest portions of our convertible debentures and as a result of a decline in the price of a share of our common stock on the OTC Bulletin Board(R). Please see the "Description of Securities" section of this document for additional details regarding our convertible debentures.

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

     OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. Our common stock trades on the OTC Bulletin Board(R) under the symbol "KKRW." For the three months ended December 31, 2002, taking into account the 1-for-20 reverse common stock split that occurred on December 7, 2001, the high and low closing sale prices for a share of our common stock were $0.016 and $0.008, respectively. The trading prices of our common stock could experience wide fluctuations in the future in response to:

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

         All of our obligations under our secured convertible debentures and related agreements are secured by all of our assets. As of February 12, 2003, we were indebted in the aggregate principal amount of $4,109,528 plus accrued interest on our secured convertible debentures. Our obligations to the holders of our secured convertible debentures include the obligations to make quarterly interest payments and to repay the principal amounts of the debentures when due. In addition, our obligations under our secured convertible debentures include the obligation to register for resale shares of common stock underlying those debentures, the obligation to keep the registration statement covering those shares effective and the obligation to maintain the status of Kanakaris Wireless as a public company in compliance with all of the reporting requirements under the Securities and Exchange Act of 1934. Defaults under our obligations to the holders of our secured convertible debentures may enable the holders of those debentures to foreclose on the collateral securing our obligations to those holders which may cause us to cease operations and liquidate all or part of our assets. Because the relative size of our assets is so disproportionately small compared to the amount of debt represented by our secured convertible debentures, we believe that a default, especially a default resulting from our failure to pay accrued interest or principal when due, under our obligations to the holders of our secured convertible debentures could result in a foreclosure upon, and complete liquidation of, all of our assets, resulting in a total cessation of our operations with no assets or proceeds from liquidation left over for any holders of our common stock.

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

         You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 3.  CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         We did not, within the 90 days prior to the filing date of this report, carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. However, such an evaluation will occur prior to the filing of our next periodic report for the quarterly period ending March 31, 2003 and will be done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based on that evaluation, we will provide a conclusion as to whether our disclosure controls and procedures are effective in gathering, analyzing and disclosing information necessary to satisfy our disclosure obligations under the Exchange Act of 1934. In addition, we will state whether there were any significant changes in our internal controls or in other factors that could significantly affect those controls since our most recent evaluation of such controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         In a letter dated November 26, 2002 to Kanakaris Wireless and to Fast Forward Marketing, Inc., among others, counsel to Warner Home Video and Warner/Elektra/Atlantic Corporation, or Warner, demanded payment within 10 days of an aggregate of $566,764.67 allegedly representing the total outstanding balances owed to Warner. In a letter dated December 4, 2002 to counsel to Warner, counsel to Kanakaris Wireless and Fast Forward Marketing, Inc. responded requesting back-up data relating to Warner's $566,764.67 in accounts receivable allegedly due from the Company and Fast Forward Marketing, Inc. In addition, in the letter dated December 4, 2002, counsel to Kanakaris Wireless and Fast Forward Marketing, Inc. asserted that Kanakaris Wireless, as a separate and distinct entity, is not liable to Warner for any debts of its subsidiary, Fast Forward Marketing, Inc. In a letter dated December 6, 2002 to counsel to Kanakaris Wireless and Fast Forward Marketing, Inc., counsel to Warner requested that, while they prepare the back-up data supporting the alleged accounts receivable amounts owed, counsel to Kanakaris Wireless and Fast Forward Marketing, Inc. prepare and send various materials relating to the acquisition of Fast Forward Marketing, Inc. and accounts payable reports, payment history and any other documents reflecting the balance currently owed by Fast Forward Marketing, Inc. to Warner. This matter is still pending and has not proceeded to litigation.

         In connection with the Warner matter discussed above and our acquisition of the business of Fast Forward Marketing, we have agreed with Intervisual Books, the former parent company to and seller of Fast Forward Marketing, to a mediation hearing regarding our claims against Intervisual Books for, among other things, breaches of representations and warranties regarding the business and financial condition of Fast Forward Marketing made at the time of our acquisition of that business. The mediation hearing has not yet occurred and this matter is pending and has not proceeded to litigation.

         Cristel H. Uittenbogaart, an individual, commenced an action against Kanakaris Wireless, its subsidiary, Kanakaris InternetWorks, Inc., Alex Kanakaris and David Shomaker, among others, in the Los Angeles Superior Court (Case No. SC075090) on December 17, 2002. The complaint alleged that Kanakaris Wireless and Kanakaris InternetWorks owed Ms. Uittenbogaart $113,183.43 as of March 31, 2002 under the royalty provisions of a Stock Purchase Agreement entered into between Kanakaris InternetWorks, Inc. and Ms. Uittenbogaart and alleged other damages in unspecified amounts. Ms. Uittenbogaart's complaint included allegations of breach of contract, breach of the implied covenant of good faith, fraud, and negligent misrepresentation. In addition, Ms. Uittenbogaart alleged the existence of a constructive trust based on unjust enrichment and sought an equitable lien against property of Kanakaris Wireless subsidiary Desience Corporation held by the defendants. Lastly, Ms. Uittenbogaart demanded an accounting of the gross sales, profits and funds generated as a result of the purchase of Desience Corporation from Ms. Uittenbogaart in 1997. We have engaged counsel to defend us against all of Ms. Uittenbogaart's claims but we have not yet filed a response to the complaint filed by Ms. Uittenbogaart.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On October 15, 2002 we issued an aggregate of $175,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 525,000 shares of common stock at a per share exercise price equal to $.005.

         In October 2002, we issued 500,000 shares valued at $6,500 to an accredited investor in connection with a loan of $25,000 cash.

         In October 2002, we issued 400,000 shares valued at $4,000 to one consultant as compensation for services rendered.

         In October 2002, we issued an aggregate of 4,066,977 shares of common stock to four accredited investors upon conversion of an aggregate of approximately $20,000 in principal plus related interest on our convertible debentures.

         In November 2002, we issued an aggregate of 2,984,930 shares of common stock to four accredited investors upon conversion of an aggregate of approximately $10,730 in principal plus related interest on our convertible debentures.

         On December 9, 2002 we issued an aggregate of $175,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 525,000 shares of common stock at a per share exercise price equal to $.005.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As of February 12, 2003, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures. We are in the process of registering for resale with the Securities and Exchange Commission a portion of the shares of common stock underlying some of the convertible debentures under which we are in default and expect that the convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

                  Exhibit No.       Description
                  -----------       -----------
                  2.1               Plan of Reorganization and Acquisition dated January 19, 2003 between the
                                    Registrant, Latin America Independent Network International and Julio Neri (1)

                  10.1              Form of 12% Secured Convertible Debenture due October 15, 2003 (2)

                  10.2              Form of Common Stock Purchase Warrant dated October 15, 2002 (2)

                  10.3              Amendment No. 1 to Securities Purchase Agreement dated December 9, 2002 between the Registrant and the investors named therein (2)

                  10.4              Form of 12% Secured Convertible Debenture due December 9, 2003 (2)

                  10.5              Form of Common Stock Purchase Warrant dated December 9, 2002 (2)

                  99.1              Certifications of Chief Executive Officer and Chief Financial Officer Pursuant
                                    to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act Of 2002

                  ___________
                  (1) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 24, 2003 (File No. 0-28213) and incorporated herein by reference.

                  (2) Filed as an exhibit to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 14, 2003 (File No. 0-28213) and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  We filed a report on Form 8-K on January 24, 2003 in connection with the acquisition of Latin America Independent Network International, effective January 19, 2003. A copy of our related press release was included in that report. The Form 8-K included "Item 2. Acquisition or Disposition of Assets," and "Item 7. Financial Statements and Exhibits."

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     KANAKARIS WIRELESS


         Dated: February 19, 2003                    By:  /S/ ALEX F. KANAKARIS
                                                          ----------------------------------------------
                                                          Alex F. Kanakaris
                                                          Chairman of the Board, Chief Executive Officer
                                                          (Principal Executive Officer) and President


         Dated: February 19, 2003                    By:  /S/ DAVID THOMAS SHOMAKER
                                                          ----------------------------------------------
                                                          David Thomas Shomaker
                                                          Acting Chief Financial Officer
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