Form 10QSB/A
period 2002-12-31
KANAKARIS WIRELESS
filed 2003-02-25
CIK 1066624

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

Condensed Consolidated Statement of Changes in Stockholders'
     Deficiency for the Three Months Ended December 31, 2002....  ........  F-5

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

         The Company has been, and currently is, working toward identifying and obtaining new sources of funding. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Deteriorating global economic conditions may make it more difficult for the Company to secure funding because, during times of deteriorating global economic conditions, prospective lenders and investors generally have less funds to lend or invest and are more hesitant to lend to or invest in small, financially risky companies such as the Company. Further, the Company's debenture financing documents contain notice and right of first refusal provision and the grant of security interests in substantially all of the Company's assets in favor of its debenture investors, all of which provisions will restrict the Company's ability to obtain debt and/or equity financing.

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

         NET LOSS. Net loss decreased $172,426 (17%) from $1,010,015 for the quarter ended December 31, 2001 to $837,589 for the quarter ended December 31, 2002. This decrease in net loss was primarily due to the decrease in executive compensation and consulting services, as discussed above. The loss before discontinued operations decreased $235,442 (22%) from $1,073,031 for the quarter ended December 31, 2001 to $837,589 for the quarter ended December 31, 2002. The difference for the two quarters between the net loss and the loss before discontinued operations is a result of the income from discontinued operations of $63,016 for the quarter ended December 31, 2001.

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

                                                     KANAKARIS WIRELESS


         Dated: February 25, 2003                    By:  /S/ ALEX F. KANAKARIS
                                                          ----------------------------------------------
                                                          Alex F. Kanakaris
                                                          Chairman of the Board, Chief Executive Officer
                                                          (Principal Executive Officer) and President


         Dated: February 25, 2003                    By:  /S/ DAVID THOMAS SHOMAKER
                                                          ----------------------------------------------
                                                          David Thomas Shomaker
                                                          Acting Chief Financial Officer
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