Form 10QSB
period 2003-03-31
KANAKARIS WIRELESS
filed 2003-05-22
CIK 1066624

================================================================================

               U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                                   D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's only class of common stock, $.001 par value per share, was 73,716,530 on April 29, 2003.


================================================================================

                         PART I - FINANCIAL INFORMATION

The financial statements have been certified by the Chief Executive Officer and the Chief Financial Officer of the company, but as of this date, they have not been reviewed by an independent auditor. The Company intends to file an amended Form 10QSB upon completion of this independent auditor's review.


ITEM 1.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS
                       KANAKARIS WIRELESS AND SUBSIDIARIES

Condensed Consolidated Balance Sheet at March 31, 2003 .................  F-1

Condensed Consolidated Statements of Operations for the Three Months
     Ended March 31, 2003 and 2002 .....................................  F-3

Condensed Consolidated Statements of Comprehensive Loss for the
     Three Months and Six Months Ended March 31, 2003 and 2002 .........  F-4

Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended March 31, 2003 and 2002 ...................................... F-5

Condensed Consolidated Statement of Changes in Stockholders' Equity
     (Deficiency) for the Three Months Ended March 31, 2003 ............  F-6

Supplemental Disclosure of Non Cash Investing and Finance Activities ...  F-7

Notes to Condensed Consolidated Financial Statements .................... F-8

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

ASSETS
------

Current assets:
   Accounts Receivable, Net                                    $        453,792
   Loans Receivable                                                     150,499
   Inventories, net                                                      25,942
   Interest receivable                                                   49,103
   Investments in marketable securities (at market value)                 8,571
   Prepaid expenses                                                       2,489
                                                               -----------------

           Total current assets                                         690,396
                                                               -----------------

Property and equipment, net of accumulated
   depreciation and amortization                                         77,276
                                                               -----------------

   Security/Vendor deposits                                               1,235
   Other                                                                    607
   Goodwill, net                                                        319,442
                                                               -----------------

           Total assets                                        $      1,088,956
                                                               =================

     See accompanying notes to condensed consolidated financial statements.

                       KANAKARIS WIRELESS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
   Outstanding checks payable                                $           49,008
   Accounts payable and accrued expenses                              3,218,246
   Notes payable                                                        464,700
   Convertible debentures                                             4,129,183
   Convertible promissory notes                                         372,550
   Due to former shareholder of former subsidiary                       113,504
                                                             -------------------

           Total current liabilities                                  8,347,191


           Total liabilities                                          8,347,191
                                                               =================


Stockholders' equity (deficiency):
   Preferred stock, $0.01 par value; 5,000,000 shares
       authorized; 1,000,000 Class A Convertible issued
       and outstanding                                                   10,000
   Preferred stock, $1,000 par value; 900 shares
       authorized; 900 Class B Convertible issued
       and outstanding                                                  900,000
   Common stock, $0.001 par value; 250,000,000
       shares authorized; 63,312,029 issued and
       outstanding                                                       63,312
   Additional paid-in capital                                        32,025,873
   Accumulated deficit                                              (40,194,139)
   Deferred expense                                                     (63,281)
                                                             -------------------

           Total stockholders' equity (deficiency)                   (7,258,235)
                                                             -------------------

           Total liabilities and
           stockholders' equity (deficiency)                 $        1,088,956
                                                             ===================

     See accompanying notes to condensed consolidated financial statements.



                                     KANAKARIS WIRELESS AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                        Three Months      Three Months      Six Months         Six Months
                                                            Ended            Ended             Ended             Ended
                                                          March 31,         March 31,         March 31,         March 31,
                                                            2003              2002              2003              2002
                                                        ------------      ------------      ------------      ------------
Net sales                                               $    220,000       $   16,493       $   253,045       $    31,588

Cost of sales                                                176,085            2,337           181,425            25,487
                                                        ------------      ------------      ------------      ------------

           Gross profit                                      43,915            14,156            71,620             6,101
                                                        ------------      ------------      ------------      ------------
Operating expenses:
   Executive compensation                                   135,893           213,112           334,070           499,447
   Salaries                                                  51,617             8,530           113,477            22,209
   Payroll taxes and employee benefits                        2,520             3,254             3,860             5,076
   Consulting services                                      192,590           324,635           281,041           696,890
   Travel and entertainment                                  12,998            12,972            26,852            36,045
   Telephone and utilities                                    6,258             6,292            12,773             9,987
   Marketing, advertising and investor relations             64,451            30,870            91,017            52,639
   Professional fees                                        114,190           260,415           274,835           396,367
   Rent                                                       1,407                 -             6,865                 -
   Office and other expenses                                 56,378            56,939           118,209           102,906
   Equipment rental and expense                                   -                 -                 -             1,018
   Insurance                                                 17,473            15,316            36,470            35,115
   Depreciation and amortization                             13,020            30,013            25,196            60,035
   Taxes - other                                              1,220                 -             1,220                 -
   Bank charges                                                 879               356             2,074               560
   Website development                                            -                 -                 -               323
   Bad debt expense                                               -                 -             4,024                 -
   Automobile                                                 2,153                 -             2,153                 -
   Other income/expense                                           -                 -              (184)                -
   Interest income                                            2,093                 -             2,093                 -
   Contributions                                                  -            13,500                 -            13,500
                                                        ------------      ------------      ------------      ------------

           Total operating expenses                         673,047           976,204         1,334,136         1,932,117
                                                        ------------      ------------      ------------      ------------

       Loss from continuing operations                     (629,132)         (962,048)       (1,262,516)       (1,926,016)

       Financing and other income (expense), net             (2,093)       (1,063,353)         (206,298)        (1,165,045)
                                                        ------------      ------------      ------------      ------------

       Loss before discontinued operations                 (631,225)       (2,025,401)       (1,468,814)       (3,091,061)

       Income from discontinued operations                        -          (132,509)                -           (76,864)
                                                        ------------      ------------      ------------      ------------

       Net loss                                         $  (631,225)      $(2,157,910)      $(1,468,814)      $(3,167,925)
                                                        ============      ============      ============      ============

       Net (loss) income per common share:
         Basic and diluted-continuing operations        $     (.025)      $      (.23)      $     (.095)      $      (.41)
         Basic and diluted-discontinued operations                -              (.02)                -              (.01)
                                                        ------------      ------------      ------------      ------------

         Net loss per share                             $     (.038)      $      (.25)      $     (.095)      $      (.42)
                                                        ============      ============      ============      ============

       Weighted average common shares
          outstanding - basic and diluted                25,240,909         8,717,977        15,371,646         7,569,320
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


                                 KANAKARIS WIRELESS AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                             (UNAUDITED)


                                      Three Months      Three Months      Six Months         Six Months
                                          Ended            Ended             Ended             Ended
                                        March 31,         March 31,         March 31,         March 31,
                                          2003              2002              2003              2002
                                      ------------      ------------      ------------      ------------

Net loss                              $  (631,225)      $(2,157,910)      $(1,468,814)      $(3,167,925)

Other comprehensive loss:
   Unrealized loss on securities                -           (39,200)                -           (40,800)
                                      ------------      ------------      ------------      ------------

Comprehensive loss                    $  (631,225)      $(2,197,110)      $(1,468,814)     $ (3,208,725)
                                      ============      ============      ============      ============

               See accompanying notes to condensed consolidated financial statements.


                            KANAKARIS WIRELESS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                        (UNAUDITED)

                                                                   2003              2002
                                                               ------------      ------------
Cash flows from operating activities:
   Net loss                                                    $(1,468,814)      $(3,167,925)
   Adjustments to reconcile net loss
       to net cash used in operating activities:
           Goodwill                                               (319,442)                -
           Depreciation and amortization                            25,196            60,139
           Write-off of goodwill                                         -           337,052
           Gain on sale of assets                                        -          (247,301)
           Provision for bad debts                                   4,024                 -
           Compensation, consulting, marketing and
             professional services, incurred in exchange
             for common stock                                      484,701           996,546
           Consulting services incurred in exchange
             for stock options                                           -            46,841
           Convertible debt-marketing cost                          36,875           154,500
           Convertible debt-beneficial conversion cost              52,500                 -
           Convertible debt-financing cost                               -           893,452
           Convertible debt-legal cost                              48,500                 -
           Convertible debt-interest cost                            9,578            59,214
           Decrease in notes receivable-
             Shareholders and related parties                       36,280                 -
   Changes in assets and liabilities
       (Increase) decrease in:
              Accounts receivable                                 (327,763)          101,546
              Prepaid expenses                                      11,591            20,063
              Advances to suppliers and security deposits              608               386
              Interest receivable                                      184           (16,802)
              Inventory                                              1,554                 -
       Increase (decrease) in:
              Accounts payable and accrued expenses                484,529           145,442
                                                               ------------      ------------

           Net cash used in operating activities                  (919,899)         (616,847)
                                                               ------------      ------------

Cash flows from investing activities:
           Purchase of property and equipment                     (14,446)                 -
           Proceeds from notes receivable - other                  25,000             50,000
           Increase in notes receivable -
             shareholders and related parties                           -             74,530
           Increase in notes receivable - other                  (150,499)                 -
           Payments on notes payable                              (35,300)                 -
           Increase in notes payable                              500,000                  -
                                                               ------------      ------------

           Net cash provided by investing activities               324,755           124,530
                                                               ------------      ------------

Cash flows from financing activities:
   Proceeds from convertible debt, net                             499,475           545,500
   Proceeds from sale of common stock                               25,000           245,220
                                                               ------------      ------------

           Net cash provided by financing activities               524,475           790,720
                                                               ------------      ------------

Net decrease in cash                                               (70,669)         (298,403)

Cash, beginning of period                                           21,661            51,473
                                                               ------------      ------------

Outstanding checks payable/cash and equivalents,
   End of period                                               $   (49,008)       $  349,876
                                                               ============      ============


                                         KANAKARIS WIRELESS AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY (DEFICIENCY)
                                       FOR THE SIX MONTHS ENDED MARCH 31, 2003
                                                     (UNAUDITED)


                             COMMON STOCK ISSUED  PREFERRED STOCK
                             ------------------   ---------------                  ACCUMULATED     DEFERRED
                               SHARES   AMOUNT    SHARES     AMOUNT      APIC        DEFICIT       EXPENSE         TOTAL
                            ----------- ------- ----------- -------- ------------ ------------- ------------   ------------
BALANCES
SEPTEMBER 30, 2002           24,450,065 $24,450   1,000,900 $910,000 $ 31,707,539 $(38,725,325) $  (353,656)   $(6,436,992)

  STOCK ISSUED FOR CASH:        500,000     500           -        -       24,500            -            -         25,000

  STOCK ISSUED FOR:
    COMPENSATION                                                                                    253,125        253,125
    CONSULTING SERVICES      19,032,500  19,033           -        -      171,293            -       37,250        227,576
    PROFESSIONAL SERVICES       400,000     400           -        -        3,600            -       -               4,000


  CONVERTED DEBENTURES       18,929,464  18,929           -        -       66,441            -            -         85,370

  CONVERTIBLE DEBT FINANCING
    COSTS                             -       -           -        -       52,500            -            -         52,500


  NET (LOSS)                          -       -           -        -            -   (1,468,814)           -     (1,468,814)
                            ----------- ------- ----------- -------- ------------ ------------- ------------    ------------

BALANCES
MARCH 31, 2003               63,312,029 $63,212   1,000,900 $910,000 $ 32,025,873 $(40,194,139) $  (63,281)    $(7,258,235)
                            =========== ======= =========== ======== ============ ============= ============   ============

                    See accompanying notes to condensed consolidated financial statements.

        SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
        -----------------------------------------------------------------------

        During the six months ended March 31, 2003, the Company issued 400,000 shares of common stock for marketing services having a fair value of $4,000. The Company also expensed $253,125 of deferred compensation and $37,250 of deferred consulting services.

        During the six months ended March 31, 2003, the Company issued an aggregate of 18,929,465 shares of common stock having a fair value of approximately $85,370 to various debenture investors representing the conversion of principal and interest.

         During the six months ended March 31, 2003, the Company issued 19,032,500 shares of common stock for consulting services, having a fair value of $190,326. Of the 19,032,500 shares issued during the six months ended March 31, 2003, 3,532,500 shares were issued to seven members of the Company's board of directors and 15,500,000 shares were issued to 9 other consultants.

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

                       KANAKARIS WIRELESS AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

         (A) Basis of Presentation
         -------------------------

         The condensed consolidated financial statements included herein have been prepared by Kanakaris Wireless, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Kanakaris Wireless believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its consolidated financial statements for the year ended September 30, 2002 included in its Form 10-KSB. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending September 30, 2003, or any other period.

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

         In January 2003 the Company acquired LAIN International and its wholly owned subsidiary Tele Anuncio. LAIN and Tele Anuncio buy and sell the rights for particular territories to Spanish language and Spanish language sub-titled films. LAIN and Tele Anuncio distribute Programs on DVDs and own the Spanish language online movie web site www.CineManiaNetwork.com. LAIN and Tele Anuncio produce Spanish language films.

         (C) Business Combinations and Dispositions
         ------------------------------------------

         On March 4, 2002, the Company entered into an asset purchase agreement whereby substantially all of the assets and business of Desience were sold. Included in the sale were all contract rights. Accordingly, for accounting purposes, the financial activity of Desience was treated as a discontinued operation and is presented in the statements of operations separately from continuing operations for the three months ended March 31, 2002.

         On March 15, 2002, the Company formed a new corporation called FFM Acquisition Corp. This corporation was used to acquire certain assets and liabilities of Fast Forward Marketing, Inc. on April 8, 2002, and now operates under the name of Fast Forward Marketing, Inc.

         On January 19, 2003, the Company entered into acquired LAIN International and its wholly owned subsidiary Tele Anuncio. LAIN and Tele Anuncio Headquarters are in Miami, Florida, and operate as Wholly owned subsidiaries of Kanakaris Wireless.

         (D) Principles of Consolidation
         -------------------------------

         The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Kanakaris Internetworks Inc., and Fast Forward Marketing, Inc. (formerly known as FFM Acquisition Corp.), LAIN International and Tele Anuncio. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         (G) Inventories, net
         --------------------

         Inventories, which consist of videos and video parts, are valued at the lower of cost or market. Cost is determined by the first-in, first-out
         (FIFO) method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories and records necessary provisions to reduce such inventories to net realizable value. As of March 31,2003, the Company recorded a reserve of $27,497.00.

         (H) Accounts receivable and payable
         -----------------------------------

         Fast Forward Marketing, Inc. has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates, which could differ from actual results. The Company believes the techniques and assumptions used in establishing the reserve accounts are appropriate. As of March 31, 2003, the Company recorded a reserve for accounts receivable of approximately $8,697.00, and a reserve for accounts payable of approximately $7,640.00.

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

         (J) Property and Equipment
         --------------------------

         Property and equipment are stated at cost and depreciated using the straight line method over the estimated economic useful life of 5 to 7 years. The Company periodically reviews such assets for possible impairments and any expected losses are recorded currently. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Depreciation expense for the three months ended March 31,
           2003 was approximately $157,981.00

         (K) Deferred expenses
         ---------------------

         Deferred expenses as of March 31, 2003 represent the deferred portion of the fair value of stock issued to two consultants and one officer for services that are being expensed over the respective lives of the contracts. The current amortization charge to operations is related to the Company receiving services in connection with the underlying agreements. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

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

         Desience, a former wholly owned subsidiary of the Company, produced revenues from product sales of business furniture and modular consoles and incidental revenues for installation and freight. Product sale revenues and freight revenues were recognized when the product was shipped. Installation revenues were recognized as work was completed.

         Fast Forward Marketing, Inc. recognizes revenues upon shipment of product, at which time title passes to the customer. The Company records a provision for estimated future returns, which has been offset against total sales.


2. PROPERTY AND EQUIPMENT
   ----------------------

         Property and equipment consist of the following as of March 31, 2003:

                        Computer hardware and Software        $156,475
                        Leasehold improvements                  $4,081
                        Furniture and fixtures                  74,701
                        Less accumulated depreciation          157,981
                                                          --------------
                                                               $77,276
                                                          ==============

3. COMMITMENTS AND CONTINGENCIES
   -----------------------------

         (A) Legal Actions
         -----------------

         On March 8, 2001, Loudeye Technologies, Inc., commenced an action against the Company. The complaint alleges breach of contract for $44,107 and also seeks attorneys' fees, court costs and late charges. On October 11, 2001, the Company filed an answer to the Loudeye complaint that includes a general denial of all allegations made by Loudeye and, as of March 31, 2003, no further action had been taken by either Loudeye or the Company. The Company will defend any further action, and no loss accrual has been made at March 31, 2002.

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

         The Company has notified Intervisual Books of its plan to litigate over material misrepresentations of accounts payable and accounts receivable in the Fast Forward Marketing acquisition. Intervisual Books has been sued by one or more vendors pertaining to Fast Forward Marketing debt. Intervisual Books has filed a consolidated cross-complaint against Fast Forward Marketing, the Company and Alex Kanakaris regarding this litigation. Legal counsel to Intervisual Books has proposed that all matters between the Company, Intervisual Books and related filed and pending third-party lawsuits be addressed in a single mediation hearing process. The Company anticipates that this mediation hearing will occur in the near future, and is presently conducting pre-hearing negotiations. In the event mediation fails, the Company intends to pursue its lawsuit against Intervisual Books, defend against the Intervisual Books lawsuit and seek dismissal of the Company and Alex Kanakaris from the Intervisual Books lawsuit.

         Christel H. Uittenbogaart, an individual, commenced an action against Kanakaris Wireless, its subsidiary, Kanakaris InternetWorks, Inc., Alex Kanakaris and David Shomaker, among others, in the Los Angeles Superior Court (Case No. SC075090) on December 17, 2002. The complaint alleged that Kanakaris Wireless and Kanakaris InternetWorks owed Ms. Uittenbogaart $113,183.43 as of March 31, 2002 under the royalty provisions of a Stock Purchase Agreement entered into between Kanakaris InternetWorks, Inc. and Ms. Uittenbogaart and alleged other damages in unspecified amounts. Ms. Uittenbogaart's complaint included allegations of breach of contract, breach of the implied covenant of good faith, fraud, and negligent misrepresentation. In addition, Ms. Uittenbogaart alleged the existence of a constructive trust based on unjust enrichment and sought an equitable lien against property of Kanakaris Wireless subsidiary Desience Corporation held by the defendants. Lastly, Ms. Uittenbogaart demanded an accounting of the gross sales, profits and funds generated as a result of the purchase of Desience Corporation from Ms. Uittenbogaart in 1997. The Company has entered into settlement discussions which would require the Company to pay Ms. Uittenbogaart monthly payments for a period of time.

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

         (B) SERVICE AGREEMENTS
         ----------------------

         On October 9, 2001, the Company entered into a service agreement with Mind Pointe, Inc. Based upon the terms of the contract, Mind Pointe, Inc. will provide web hosting, development services, and programming and design assistance for the Company's websites. The Company has agreed to pay a maximum of approximately $17,000 each month for these services. For the three months ended March 31, 2003, $19,500 was charged to operations under this agreement. The agreement is now a month-to-month arrangement.

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

         As of September 23, 2002, in addition to the debentures issued in September 2002 described above:

          - $1,443,625 of the original $4,500,000 principal balance of Convertible Debentures due May 1, 2002 remained outstanding;

          - $185,181 of the original $650,000 principal balance of 12% Convertible Debentures due January 5, 2002 remained outstanding;

          - $438,819 of the original $650,000 principal balance of 12% Convertible Debentures due March 9, 2002 remained outstanding;

          - $625,000 of the original $625,000 principal balance of 12% Convertible Debentures due June 29, 2002 remained outstanding;

          - $200,000 of the original $200,000 principal balance of 12% Convertible Debentures due January 9, 2003 remained outstanding; and

          - $500,000 of the original $500,000 principal balance of 12% Convertible Debentures due March 29, 2003 remained outstanding.

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

         During the three months ended March 31, 2003, the Company issued an aggregate of 11,877,558 shares of common stock to six accredited investors in connection with regular interest payments and upon conversion of an aggregate of $45,062 of principal plus accrued interest of $ 6,332 on the Company's convertible debentures. No gain or loss was recognized upon the conversion of debt to equity.

         As of March 31, 2003, the Company was indebted for an aggregate of $4,129,183 on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

         During September 2002, the Company signed a non-binding letter of intent for up to $3,000,000 of financing from an unrelated financing institution. As of March 31, 2003, the Company had borrowed approximately $870,00 under this arrangement.

5. CONVERTIBLE PROMISSORY NOTES
   ----------------------------

         On February 28, 2002, the Company entered into agreements with its legal counsel and its accounting firm to replace an aggregate of $372,550 of existing accounts payable to those entities with 6% convertible promissory notes due November 30, 2002. The convertible promissory notes have a conversion price equal to the lesser of (i) $0.085 and (ii) the average of the three lowest intraday trading prices of a share of our common stock for the 20 trading days immediately preceding the conversion of the notes. As of December 31, 2002, the full amount of these promissory notes remained outstanding. These are unsecured and have accrued interest totaling approximately $18,741 at March 31, 2003.

6. SERIES B PREFERRED STOCK
   ------------------------

         Effective April 10, 2002, the Company entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which it issued 900 shares of its Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in the Company's now wholly-owned Fast Forward Marketing subsidiary in consideration for providing the opportunity to acquire the Fast Forward Marketing business. Each share of the Company's Series B Convertible Preferred Stock has a stated value of $1,000 and is convertible into shares of its common stock at the lesser of (i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of its common stock during the twenty trading days preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price. As of December 31, 2002, all 900 shares, with a value of $900,000, of the Company's Series B Convertible Preferred Stock remained outstanding, and no accrued dividends have been recorded as of March 31, 2003.

7. STOCKHOLDERS' EQUITY AND STOCK ISSUANCES
   ----------------------------------------

         A. Debenture Investors
         ----------------------

         (I) During the six months ended March 31, 2003, the Company issued an aggregate of 18,929,465 shares of common stock having a fair value of approximately $85,370 to various debenture investors representing the conversion of principal and interest.

         B. Legal and Consulting
         -----------------------

(II) During the six months ended March 31, 2003, 19,032,500 common shares (III) were issued for consulting services having a fair value of $190,326. Of the (IV) 19,032,500 issued during the six months ended March 31, 2003, 3,532,500 (V) shares were issued to seven members of the Company's Board of Directors and (VI) 15,500,000 were issued to nine other consultants.
(VII) during the three months. On October 16, 2002, the Company (VIII) issued 400,000 shares of common stock for marketing services having a fair value of $4,000. The consideration given for the services was valued based on the trading price of the Company's common stock on the grant date.

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


9. SEGMENT INFORMATION
   -------------------

         For the Three Months Ended March 31:

                                             Internet           Video
                     2002                    Commerce        Distribution         Total
         ------------------------------     ------------     ------------     ------------
         Revenues                           $    16,493       $       --      $    16,493
         Segment profit (loss)               (2,157,910)              --       (2,157,910)
         Total assets                         1,057,202               --        1,057,202
         Additions to long-lived assets              --               --              --
         Depreciation and amortization           30,013               --           30,013

                     2003
         ------------------------------
         Revenues                           $    18,117      $   201,883      $   220,000
         Segment profit (loss)                 (569,582)         (61,643)        (631,225)
         Total assets                           601,943          487,013        1,088,956
         Additions to long-lived assets              --               --              --
         Depreciation and amortization            2,776           10,244           13,020


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

11. GOING CONCERN
    -------------


         The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis which Contemplates the realization of assets and the settlement of liabilities And commitments in the normal course of business. The Company had a net loss from operations of $631,225, a negative cash flow from operating activities of $919,889, a working capital deficiency of $7,656,795 and a stockholders' deficiency of $7,258,235. Due to the Company's net losses, negative cash flows, working capital deficiency and stockholders' deficiency, the Company may not be able to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OVERVIEW

         We provide online delivery of English and Spanish language films on a subscription- and pay-per-view-basis and offer for sale on our websites films and features in VHS and DVD formats, print-on-demand books and products of the pop culture genre. We buy and sell the rights to Spanish language and Spanish language sub-titled films for territories and for various media such as Internet, theatrical, cable, TV and home video. We also operate a video distribution business through which we distribute films and features in VHS and DVD formats to retailers through our FFM subsidiary. In addition, we offer business services, including encoding of video for online delivery. We also develop and offer software and products for encoding and delivery of media-rich data, including video, audio and text over the Internet.

         Our revenues are principally derived from our film distribution business. We expect to continue to place significant emphasis upon the further development and expansion of our English and Spanish language content rights and delivery and e-commerce activities. As funds become available, we intend to increase our marketing efforts substantially in order to develop awareness, brand loyalty and sales for our consolidated www.CinemaPop.com and www.CineManiaNetwork.com online movie and book website. This website includes CinemaPop, which offers online and on-demand films as well as VHS and DVD titles, CineManiaNetowrk, which offers online and on-demand Spanish language Films as well as VHS and DVD titles, WordPop, which offers previews and print-on-demand books, and AK.TV, an Internet television-style channel with regularly scheduled film programming. We also intend to increase our marketing efforts in order to develop awareness of and sales for our video distribution business. We intend to generate revenue from subscriptions, pay-per-view sales, advertisers and sales of products on our websites. We also intend to derive revenue from both product sales and service fees pertaining to our CinemaWEAR(TM) encoding. As funds become available, we intend to continue to invest in the development of new products and services that enhance our websites and CinemaWEAR(TM) encoding, and to further develop our existing products and services.

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

         The sale of our Desience division provided us with additional capital to continue the operations of our content delivery business. While the revenues from our Desience division amounted to a substantial percentage of our overall revenues, our Desience division has not been the principal focus of our growth efforts. Our principal focus has been on the development and growth of our content rights and delivery and e-commerce activities. With the sale of our Desience division, we are placing additional emphasis on the growth and development of our content rights and delivery and e-commerce activities, which activities we believe form a strategic fit with the acquisition of the business of Fast Forward Marketing, Inc. Because of the sale of our Desience division, we believe that we will be able to use our limited resources to more effectively develop and grow our content delivery and e-commerce activities. In addition, we believe that our efforts to operate and expand our video distribution business, as discussed below, will be enhanced as a result of not expending resources on the operation of our Desience division.

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

         In January 2002, we purchased all of the outstanding capital stock of LAIN (Latin American Independent Network) International and its wholly-owned Subsidiary Tele Anuncio, Inc.

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


RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         NET SALES. Net sales increased $203,507 (1233%) from $16,493 for the quarter ended March 31, 2003 to $220,000 for the quarter ended March 31, 2003. This increase was primarily due to increases in revenue generated by our Spanish language film distribution business and also by increases in sales in our Internet division and video distribution activities.

         GROSS PROFIT. Gross profit increased $29,759 (210%) from a gross profit of $14,156 for the quarter ended March 31, 2002 to a gross profit of $43,915 for the quarter ended March 31, 2003. This increase in gross profit was due to an increase in sales.

         OPERATING EXPENSES. Total operating expenses decreased $303,157 (31.1%) from $976,204 for the quarter ended March 31, 2002 to $673,047 for the quarter ended March 31, 2003. This decrease in total operating expenses was due primarily to a decrease in executive compensation, consulting fees and professional fees, with executive compensation expenses decreasing by $77,219.00 (36.23%) and consulting fees expenses decreasing by $$132,045(40.67%), and professional fees decreasing by $146,225 (56%).


           INTEREST AND OTHER EXPENSE. Interest and other expense decreased $1,61,260 from $1,063,353 for the quarter ended March 31, 2002 to $2,093 for the quarter ended March 31, 2003. This decrease in interest and other expense was primarily due to the increase in the issuance of stock as payment of interest accrued and payable on, and upon conversion of portions of the principal balances of, our convertible debentures.


         NET LOSS. Net loss decreased $1,526,685 (70.74%) from $2,157,910 for the quarter ended March 31, 2002 to $631,225.00 for the quarter ended March 31, 2003 . This decrease in net loss was primarily due to the decrease in executive compensation and consulting services, and professional services as discussed above

COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS ENDED MARCH 31, 2003 AND SIX MONTHS ENDED MARCH 31, 2002

         NET SALES. Net sales increased $221,457.00 (701%) from $31,588.00 for the six months ended March 31, 2002 to $253,045 for the six months ended March 31, 2003, due primarily to an increase in sales primarily in our Spanish language movie distribution operations and also from increases in sales in our Internet and other video distribution operations.

         GROSS PROFIT. Gross profit increased $65,519.00 (1073%) from $6,101.00 for the six months ended March 31, 2002 to $71,620.00 for the six months ended March 31, 2003. This increase in gross profit primarily was due to an increase in sales primarily in our Spanish language movie distribution operations and also from increases in sales in our Internet and other video distribution operations, and decreases in the cost of sales.

         OPERATING EXPENSES. Total operating expenses decreased $597,981 (31%), from $1,932,117 for the six months ended March 31, 2002 to $1,334,136 for the six months ended March 31, 2003. This decrease in total operating expenses primarily was due to decreases in consulting fees, marketing, advertising and investor relations costs, executive compensation and salaries. Professional fees decreased $121,532 (30.6%) from $274,835 for the sic months ended March 31, 2003 from $396,367 for the six months ended March 31, 2002.Consulting fees decreased $415,849 (59.6%) from $696,890 for the six months ended March 31, 2002 to $281,041 for the six months ended March 31, 2003

         NET LOSS. Net loss decreased $1,699,111 (53.6%)%, from $3,167,925.00 for the six months ended March 31, 2002 to $1,468,814.00 for the six months ended March 31, 2003. This decrease is due to the increase in gross profit and a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         We currently finance our operations primarily through private placements of securities and revenue generated from our operations. Our consolidated financial statements as of and for the years ended September 30, 2002 and 2001 and our interim condensed consolidated financial statements as of and for the three months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         We have participated in numerous financing transactions through which we have issued convertible debentures to various investors. As of May 20, 2003, we had outstanding convertible debentures in the aggregate principal amount of $4,129,183, $250,000 of which is due September 11, 2003, $3,879,183 of which is due September 23, 2003, $175,000 of which is due October 15, 2003, $175,000 of which is due December 9, 2003 and $175,000 of which is due January 16, 2003. In connection with these financing transactions, as of February 12, 2003, we have issued warrants that are outstanding to purchase an aggregate of 5,131,250 shares of our common stock and we have issued warrants outstanding to purchase an aggregate of 5,189,126 shares of our common stock in connection with the extension of the maturity date of certain of our convertible debentures. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

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

         As of March 31, 2003, we had a working capital deficiency of approximately $7,656,795.00 and an accumulated deficit of approximately $40,194,139.00. As of that date, we had approximately $0 in cash, $453,792.00 in accounts receivable, $49,103.00 of interest receivable and $25,942.00 of inventories. As of March 31, 2003, we had accounts payable and accrued expenses of approximately $3,218,246.00 and outstanding convertible debentures and convertible promissory notes of approximately $4,501,733.00 including convertible debentures and notes issued prior to the beginning of fiscal year 2003. To the extent convertible debentures we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled approximately $919,899 for the six months ended March 31, 2003 as compared to approximately $616,847 for the six months ended March 31, 2002

         Cash provided by our financing activities totaled approximately $524,850.00 for the six months ended March 31, 2003 as compared to $790,720.00 for the six months ended March 31, 2002.

         For the three months ended March 31, 2003, we had net sales of $253,045 and a net loss of $1,468,814 of which loss approximately $573,200 (36.5%) consisted of non-cash expenses. These non-cash expenses consisted of $480,701 of Compensation and consulting services, $4,000 of professional services, and $52,500 of convertible debt financing costs.

         As of March 31, 2003, our current assets amounted to approximately $690,396.00 and our current liabilities amounted to approximately $8,347,191.00. We are experiencing significant financial difficulties as a result of this imbalance between our current assets and current liabilities and have been, and will likely continue to be, unable to repay when due many of our current liabilities. Our financial difficulties may limit our ability to invest sufficient funds in the growth and development of our online content delivery initiative and may result in our inability to fully fund our video distribution business. Since we are unable to invest sufficiently in the growth and development of our content delivery initiative, we may lose subscribers to our websites or lose pay-per-view customers and may also fail to attract prospective subscribers and pay-per-view customers, which may have a substantial negative impact on our business, prospects, financial condition and results of operations.

         In January 2003, we acquired Latin American Independent Network International and its wholly owned subsidiary Tele Anuncio, Inc. The purchase price for this acquisition included a $25,000 cash payment in January 2002 with $225,000 cash payable on or before July 15, 2003. The purchase price also included $250,000 of our common stock issuable on July 15, 2003 based on a per share price equal to the average bid price of a share of our common stock for the twenty day period immediately preceding July 15, 2003. At a average bid price of $.01 per share, 25,000,000 shares would be issuable on July 15, 2003 in connection with our acquisition of Latin American Independent Network International and its wholly owned subsidiary, Tele Anuncio, Inc.

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

         Effective April 10, 2002, we entered into an Exchange Agreement with Bristol Capital, LLC pursuant to which we issued 900 shares of our Series B Convertible Preferred Stock and acquired from Bristol Capital its 50% interest in our now wholly owned FFM subsidiary which was issued to Bristol Capital in consideration for providing the opportunity to acquire the FFM business. Each share of our Series B Convertible Preferred Stock has a stated value of $1,000 and is initially convertible into shares of our common stock at the lesser of
(i) $0.086, and (ii) 82% of the average of the three lowest intraday trading prices of a share of our common stock during the twenty trading preceding the conversion date. The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum, which is payable on a quarterly basis in arrears, at the option of the holder, in cash or shares of our common stock based on the then applicable conversion price.

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

         As of September 23, 2002, in addition to the debentures issued in September 2002 described above:

          - $1,443,625 of the original $4,500,000 principal balance of 10% Convertible Debentures due May 1, 2002 remained outstanding;

          - $185,181 of the original $650,000 principal balance of 12% Convertible Debentures due January 5, 2002 remained outstanding;

          - $438,819 of the original $650,000 principal balance of 12% Convertible Debentures due March 9, 2002 remained outstanding;

          - $625,000 of the original $625,000 principal balance of 12% Convertible Debentures due June 29, 2002 remained outstanding;

          - $200,000 of the original $200,000 principal balance of 12% Convertible Debentures due January 9, 2003 remained outstanding; and

          - $500,000 of the original $500,000 principal balance of 12% Convertible Debentures due March 29, 2003 remained outstanding;

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

         On March 30 2003 issued an aggregate of $175,000 of 12% convertible debentures in the second stage of a two-stage private offering to two accredited investors. The debentures were accompanied by warrants to purchase up to an aggregate of 525,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $150,000.

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

         Based on the conversion price in effect on May 15, 2003, the principal portions of our convertible debentures were convertible into an aggregate of approximately 2,820,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital, would result in approximately 97% dilution to existing holders of our common stock leaving them holding only approximately 3% of our shares of common stock outstanding. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 25%, the principal portions of our convertible debentures would be convertible into an aggregate of approximately 3,760,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital, would result in approximately 98% dilution to existing holders of our common stock leaving them holding only approximately 2% of our shares of common stock outstanding. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 50%, the principal portion of our convertible debentures would be convertible into an aggregate of approximately 5,640,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital, would result in approximately 99% dilution to existing holders of our common stock leaving them holding only approximately 1% of our shares of common stock outstanding. If the market price of a share of our common stock on the OTC Bulletin Board(R) was to fall by 75%, the principal portion of our convertible debentures would be convertible into an aggregate of approximately 11,280,000,000 shares of common stock which, if issued and assuming the consummation of an increase in our authorized capital, would result in greater than 99% dilution to existing holders of our common stock leaving them holding less than 1% of our shares of common stock outstanding. Our current authorized capital authorizes us to issue a maximum of 250,000,000 shares of common stock.

           The conversion price of our debentures is the lower of (a) 50% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and (b) as low as $0.01, depending on the particular debenture. As of May 15, 2003, the applicable conversion price was $0.0015.

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

           Each of the security holders who hold our convertible debentures may not convert our debentures into more than 4.99% of our then-outstanding common stock; however, those security holders may waive the 4.99% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.99% of our then-outstanding common stock. In addition, each of the security holders who hold our convertible debentures may not convert our debentures into more than 9.99% of our then-outstanding common stock, which limitation is not subject to waiver. As a result of the foregoing limitations, as of May 15, 2003, each of the security holders who hold our convertible debentures may not, at any one time and assuming they do not then hold other shares of our common stock, convert such debentures into in excess of approximately 4,186,000 shares of our common stock without waiving the 4.99% limitation and they also may not, at any one time, convert such debentures into in excess of approximately 8,838,000 shares of our common stock as a result of the 9.99% limitation. Based on the foregoing figures and assuming a fixed hypothetical conversion amount of $10,000 of convertible debentures, the 4.99% limitation is applicable at an approximate market price of $0.0048 per share and the 9.99% limitation is applicable at an approximate market price of $0.0023 per share.

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

         As of March 31, 2003, our current assets amounted to approximately $690,396.00 and our current liabilities amounted to approximately $8,347.191.00. We are experiencing significant financial difficulties as a result of this imbalance between our current assets and current liabilities and have been, and will likely continue to be, unable to repay when due many of our current liabilities. Our financial difficulties may limit our ability to invest sufficient funds in the growth and development of our online content delivery initiative and may result in our inability to fully fund our video distribution business. Because we are likely unable to invest sufficiently in the growth and development of our content delivery initiative, we may lose subscribers to our websites or lose pay-per-view customers and may also fail to attract prospective subscribers and pay-per-view customers, which may have a substantial negative impact on our business, prospects, financial condition and results of operations. We require new financing and we believe that we may be able to fund three months of operations with currently available capital resources. In addition, over the next twelve months, we believe that we will require at least $1,500,000 to conduct our planned business operations and to service certain debts.

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

         The applicable conversion price of our debentures issued to certain of our security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures. As of May 15, 2003, an aggregate of approximately 2,820,000,000 shares were issuable upon conversion of the principal portion of our convertible debentures. Based on a hypothetical conversion price equal to 25% of the conversion price in effect on May 15, 2003, an aggregate of approximately 11,280,000,000 shares would be issuable to cover the conversion of the principal portion of our convertible debentures, resulting in greater than 99% dilution to existing holders of our common stock leaving them holding less than 1% of our shares of common stock outstanding.

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

     OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. Our common stock trades on the OTC Bulletin Board(R) under the symbol "KKRW." For the three months ended December 31, 2002, taking into account the 1-for-20 reverse common stock split that occurred on December 7, 2001, the high and low closing sale prices for a share of our common stock were $0.016 and $0.008, respectively. The trading prices of our common stock could experience wide fluctuations in the future in response to:

          -    quarter-to-quarter variations in our operating results;

          -    material announcements of technological innovations;

          - establishment of strategic partnerships by us or our competitors or providers of alternative products and services;

          - general conditions in the Internet, e-commerce and video distribution industries; or

          -    other events or factors, many of which are beyond our control.

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, including among others:

          - the projected growth in the video distribution, Internet and-commerce industries and the markets for our products and within these industries;

          - our business strategy for expanding our presence in the existing and proposed markets in which our products and services could be used;

          - anticipated trends in our financial condition and results of operations; and

          - our ability to distinguish ourselves from our current and future competitors.

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

         The Company has notified Intervisual Books of its plan to litigate over material misrepresentations of accounts payable and accounts receivable in the Fast Forward Marketing acquisition. Intervisual Books has been sued by one or more vendors pertaining to Fast Forward Marketing debt. Intervisual Books has filed a consolidated cross-complaint against Fast Forward Marketing, the Company and Alex Kanakaris regarding this litigation. Legal counsel to Intervisual Books has proposed that all matters between the Company, Intervisual Books and related filed and pending third-party lawsuits be addressed in a single mediation hearing process. The Company anticipates that this mediation hearing will occur in the near future, and is presently conducting pre-hearing negotiations. In the event mediation fails, the Company intends to pursue its lawsuit against Intervisual Books, defend against the Intervisual Books lawsuit and seek dismissal of the Company and Alex Kanakaris from the Intervisual Books lawsuit.

         Christel H. Uittenbogaart, an individual, commenced an action against Kanakaris Wireless, its subsidiary, Kanakaris InternetWorks, Inc., Alex Kanakaris and David Shomaker, among others, in the Los Angeles Superior Court (Case No. SC075090) on December 17, 2002. The complaint alleged that Kanakaris Wireless and Kanakaris InternetWorks owed Ms. Uittenbogaart $113,183.43 as of March 31, 2002 under the royalty provisions of a Stock Purchase Agreement entered into between Kanakaris InternetWorks, Inc. and Ms. Uittenbogaart and alleged other damages in unspecified amounts. Ms. Uittenbogaart's complaint included allegations of breach of contract, breach of the implied covenant of good faith, fraud, and negligent misrepresentation. In addition, Ms. Uittenbogaart alleged the existence of a constructive trust based on unjust enrichment and sought an equitable lien against property of Kanakaris Wireless subsidiary Desience Corporation held by the defendants. Lastly, Ms. Uittenbogaart demanded an accounting of the gross sales, profits and funds generated as a result of the purchase of Desience Corporation from Ms. Uittenbogaart in 1997. The Company has entered into settlement discussions which would require the Company to pay Ms. Uittenbogaart monthly payments for a period of time.

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

         On March 30 2003 issued an aggregate of $175,000 of 12% convertible debentures in the second stage of a two-stage private offering to two accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures were accompanied by warrants to purchase up to an aggregate of 525,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $150,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS

          (a)      Exhibits
                  --------

                  Exhibit No.       Description
                  -----------       -----------
                  1.1               Amendment No. 1 to Securities Purchase Agreement

                  1.2               Secreatry's and Officer's Certificate

                  1.3               Stock Purchase Warrant

                  1.4               Secured Convertible Debenture Agreement

                  1.5               Secured Convertible Debenture Agreement

                  1.6               Stock Purchase Warrant

                  99.1              Certifications of Chief Executive Officer and Chief Financial Officer Pursuant
                                    to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act Of 2002


                                                                     EXHIBIT 1.1




                AMENDMENT NO. 1 TO SECURITIES PURCHASE AGREEMENT



     This Amendment No. 1 to Securities Purchase Agreement, dated as of March 31, 2003, shall serve to amend the Securities Purchase Agreement (the "Agreement"), dated as of January 16, 2003, by and among Kanakaris Wireless, a Nevada corporation with its headquarters located at 1280 Bison, Suite B9-597, Newport Beach, California 92660, and each of the Buyers set forth in the Agreement.


                     1. The undersigned parties hereby agree to amend Section 4(l) of the Agreement to provide that the Buyers will fund the final $175,000 of the subsequent investment on the date hereof, instead of within five (5) days following the Effective Date of the Registration Statement (as defined in the Agreement).


                     2. All other provisions of the Agreement shall remain in full force and effect.





                            [Signature Page Follows]

ACCEPTED AND AGREED:

KANAKARIS WIRELESS


By: /s/ Alex F. Kanakaris
    ---------------------
           Alex F. Kanakaris
           Chairman and Chief Executive Officer


AJW OFFSHORE, LTD.
By:  First Street Manager II, LLC


By: /s/ Corey S. Ribotsky
   ---------------------------------------------------------------------
           Corey S. Ribotsky
           Manager


AJW QUALIFIED PARTNERS, LLC
By:  AJW Manager, LLC


By: /s/ Corey S. Ribotsky
   ---------------------------------------------------------------------
           Corey S. Ribotsky
           Manager

                                                                     EXHIBIT 1.2




                             SECRETARY'S CERTIFICATE

     The undersigned, John McKay, Secretary of Kanakaris Wireless, a Nevada corporation (the "Company"), in connection with the authorization and issuance of Convertible Debentures in the aggregate principal amount of Three Hundred Fifty Thousand Dollars ($350,000) and Warrants to purchase 1,750,000 shares of the Company's Common Stock, in accordance with the Securities Purchase Agreement dated January 16, 2003, by and among the Company and each of the purchasers set forth on the signature pages thereto (the "Private Placement"), hereby certifies that:


He is the duly appointed Secretary of the Company.


Attached as Exhibit A hereto is a true and complete copy of the Certificate of Incorporation of the Company, as amended through the date hereof; no action has been taken by the Company in contemplation of any amendment of said Certificate of Incorporation or any liquidation, dissolution, merger or consolidation of the Company.


Attached as Exhibit B hereto is a true and complete copy of the Bylaws of the Company as amended through the date hereof.


Attached as Exhibit C hereto is a true and complete copy of the resolutions duly adopted by the Board of Directors of the Company at a special telephonic meeting on January 16, 2003; such resolutions remain in full force and effect and have not been rescinded, modified or supplemented and no other corporate resolutions have been adopted by the Company in connection with the Private Placement.


                     IN WITNESS WHEREOF, the undersigned has executed this Secretary's Certificate as of the 31st day of March, 2003.




                                                    /s/ John McKay
                                                    --------------
                                                    John McKay
                                                    Secretary

                                                                     EXHIBIT 1.2





                              OFFICER'S CERTIFICATE

     The undersigned, Alex F. Kanakaris, Chief Executive Officer of Kanakaris Wireless, a Nevada corporation (the "Company"), in connection with the authorization and issuance of Convertible Debentures in the aggregate principal amount of Three Hundred Fifty Thousand Dollars ($350,000) and Warrants to purchase 1,750,000 shares of the Company's Common Stock, in accordance with the Securities Purchase Agreement dated January 16, 2003, by and among the Company and each of the purchasers set forth on the signature pages thereto (the "Purchase Agreement"), hereby certifies that:


1. He is the duly appointed Chief Executive Officer of the Company.


The representations and warranties made by the Company in Section 3 of the Purchase Agreement are true and correct in all material respects as of the date of this Officer's Certificate. The capitalization of the Company described in
Section 3(c) of the Purchase Agreement has not changed as of the date hereof.


As of the date hereof, the Company has satisfied and duly performed all of the conditions and obligations specified in Section 7 of the Purchase Agreement to be satisfied on or prior to the Closing Date (as defined in the Purchase Agreement) or such conditions and obligations have been waived.


The Company has complied with or, if compliance prior to Closing (as defined in the Purchase Agreement) is not required, promptly following the Closing the Company will comply with, the filing requirements in respect of this transaction under (a) Regulation D under the Securities Act of 1933, as amended (the "1933 Act") (and applicable Blue Sky regulations) and (b) the Securities Exchange Act of 1934, as amended.


There has been no adverse change in the business, affairs, prospects, operations, properties, assets or condition of the Company since September 30, 2002, the date of the Company's most recent audited financial statements delivered to the Buyers (as defined in the Purchase Agreement), other than matters which would not, individually or in the aggregate, have a Material Adverse Effect (as defined in the Purchase Agreement).


The Company is qualified as a foreign corporation in all jurisdictions in which the Company owns or leases properties, or conducts any business except where failure of the Company to be so qualified would not have a Material Adverse Effect (as defined in the Purchase Agreement).


                     IN WITNESS WHEREOF, the undersigned has executed this Officer's Certificate as of the 31st day of March, 2003.




                                          /s/ Alex F. Kanakaris
                                          --------------------------
                                          Alex F. Kanakaris
                                          Chief Executive Officer

                                                                     EXHIBIT 1.3






           THIS WARRANT AND THE SHARES ISSUABLE UPON THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. EXCEPT AS OTHERWISE SET FORTH HEREIN OR IN A SECURITIES PURCHASE AGREEMENT DATED AS OF JANUARY 16, 2003 NEITHER THIS WARRANT NOR ANY OF SUCH SHARES MAY BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITIES UNDER SAID ACT OR, AN OPINION OF COUNSEL, IN FORM, SUBSTANCE AND SCOPE, CUSTOMARY FOR OPINIONS OF COUNSEL IN COMPARABLE TRANSACTIONS, THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACT OR UNLESS SOLD PURSUANT TO RULE 144 UNDER SUCH ACT.


Right to Purchase 375,000 Shares of Common Stock, par value $0.001 per share

                             STOCK PURCHASE WARRANT


           THIS CERTIFIES THAT, for value received, AJW Qualified Partners, LLC or its registered assigns, is entitled to purchase from Kanakaris Wireless, a Nevada corporation (the "Company"), at any time or from time to time during the period specified in Paragraph 2 hereof, Three Hundred Seventy-Five Thousand (375,000) fully paid and nonassessable shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock"), at an exercise price per share equal to $.005 (the "Exercise Price"). The term "Warrant Shares," as used herein, refers to the shares of Common Stock purchasable hereunder. The Warrant Shares and the Exercise Price are subject to adjustment as provided in Paragraph 4 hereof. The term "Warrants" means this Warrant and the other warrants issued pursuant to that certain Securities Purchase Agreement, dated January 16, 2003, by and among the Company and the Buyers listed on the execution page thereof (the "Securities Purchase Agreement"), including any additional warrants issuable pursuant to Section 4(l) thereof.


           This Warrant is subject to the following terms, provisions, and conditions:


Manner of Exercise; Issuance of Certificates; Payment for Shares. Subject to the provisions hereof, this Warrant may be exercised by the holder hereof, in whole or in part, by the surrender of this Warrant, together with a completed exercise agreement in the form attached hereto (the "Exercise Agreement"), to the Company during normal business hours on any business day at the Company's principal executive offices (or such other office or agency of the Company as it may designate by notice to the holder hereof), and upon (i) payment to the Company in cash, by certified or official bank check or by wire transfer for the account of the Company of the Exercise Price for the Warrant Shares specified in the Exercise Agreement or (ii) if the resale of the Warrant Shares by the holder is not then registered pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), delivery to the Company of a written notice of an election to effect a "Cashless Exercise" (as defined in Section 11(c) below) for the Warrant Shares specified in the Exercise Agreement. The Warrant Shares so purchased shall be deemed to be issued to the holder hereof or such holder's designee, as the record owner of such shares, as of the close of business on the date on which this Warrant shall have been surrendered, the completed Exercise Agreement shall have been delivered, and payment shall have been made for such shares as set forth above. Certificates for the Warrant Shares so purchased, representing the aggregate number of shares specified in the Exercise Agreement, shall be delivered to the holder hereof within a reasonable time, not exceeding three (3) business days, after this Warrant shall have been so exercised. The certificates so delivered shall be in such denominations as may be requested by the holder hereof and shall be registered in the name of such holder or such other name as shall be designated by such holder. If this Warrant shall have been exercised only in part, then, unless this Warrant has expired, the Company shall, at its expense, at the time of delivery of such certificates, deliver to the holder a new Warrant representing the number of shares with respect to which this Warrant shall not then have been exercised. In addition to all other available remedies at law or in equity, if the Company fails to deliver certificates for the Warrant Shares within three (3) business days after this Warrant is exercised, then the Company shall pay to the holder in cash a penalty (the "Penalty") equal to 2% of the number of Warrant Shares that the holder is entitled to multiplied by the Market Price (as hereinafter defined) for each day that the Company fails to deliver certificates for the Warrant Shares. For example, if the holder is entitled to 100,000 Warrant Shares and the Market Price is $2.00, then the Company shall pay to the holder $4,000 for each day that the Company fails to deliver certificates for the Warrant Shares. The Penalty shall be paid to the holder by the fifth day of the month following the month in which it has accrued.


                     Notwithstanding anything in this Warrant to the contrary, in no event shall the holder of this Warrant be entitled to exercise a number of Warrants (or portions thereof) in excess of the number of Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unexercised Warrants and the unexercised or unconverted portion of any other securities of the Company (including the Debentures (as defined in the Securities Purchase Agreement)) subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of Common Stock issuable upon exercise of the Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. The holder of this Warrant may waive the limitations set forth herein by sixty-one (61) days written notice to the Company. Notwithstanding anything to the contrary contained herein, the limitation on exercise of this Warrant set forth herein may not be amended without (i) the written consent of the holder hereof and the Company and (ii) the approval of a majority of stockholders of the Company.

                                                                     EXHIBIT 1.3




Period of Exercise. This Warrant is exercisable at any time or from time to time on or after the date on which this Warrant is issued and delivered pursuant to the terms of the Securities Purchase Agreement and before 6:00 p.m., New York, New York time on the third (3rd) anniversary of the date of issuance (the "Exercise Period").


Certain Agreements of the Company.  The Company hereby covenants and agrees as
---------------------------------   follows:


Shares to be Fully Paid. All Warrant Shares will, upon issuance in accordance with the terms of this Warrant, be validly issued, fully paid, and nonassessable and free from all taxes, liens, and charges with respect to the issue thereof.


Reservation of Shares. Subject to the Stockholder Approval (as defined in the Securities Purchase Agreement), during the Exercise Period, the Company shall at all times have authorized, and reserved for the purpose of issuance upon exercise of this Warrant, a sufficient number of shares of Common Stock to provide for the exercise of this Warrant.


Listing. The Company shall promptly secure the listing of the shares of Common Stock issuable upon exercise of the Warrant upon each national securities exchange or automated quotation system, if any, upon which shares of Common Stock are then listed (subject to official notice of issuance upon exercise of this Warrant) and shall maintain, so long as any other shares of Common Stock shall be so listed, such listing of all shares of Common Stock from time to time issuable upon the exercise of this Warrant; and the Company shall so list on each national securities exchange or automated quotation system, as the case may be, and shall maintain such listing of, any other shares of capital stock of the Company issuable upon the exercise of this Warrant if and so long as any shares of the same class shall be listed on such national securities exchange or automated quotation system.


Certain Actions Prohibited. The Company will not, by amendment of its charter or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed by it hereunder, but will at all times in good faith assist in the carrying out of all the provisions of this Warrant and in the taking of all such action as may reasonably be requested by the holder of this Warrant in order to protect the exercise privilege of the holder of this Warrant against dilution or other impairment, consistent with the tenor and purpose of this Warrant. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the Exercise Price then in effect, and (ii) will take all such actions as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant.


Successors and Assigns. This Warrant will be binding upon any entity succeeding to the Company by merger, consolidation, or acquisition of all or substantially all the Company's assets.


Antidilution Provisions. During the Exercise Period, the Exercise Price and the number of Warrant Shares shall be subject to adjustment from time to time as provided in this Paragraph 4.


           In the event that any adjustment of the Exercise Price as required herein results in a fraction of a cent, such Exercise Price shall be rounded up to the nearest cent.


Adjustment of Exercise Price and Number of Shares upon Issuance of Common Stock. Except as otherwise provided in Paragraphs 4(c) and 4(e) hereof, if and whenever on or after the date of issuance of this Warrant, the Company issues or sells, or in accordance with Paragraph 4(b) hereof is deemed to have issued or sold, any shares of Common Stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the Market Price (as hereinafter defined) on the date of issuance (a "Dilutive Issuance"), then immediately upon the Dilutive Issuance, the Exercise Price will be reduced to a price determined by multiplying the Exercise Price in effect immediately prior to the Dilutive Issuance by a fraction, (i) the numerator of which is an amount equal to the sum of (x) the number of shares of Common Stock actually outstanding immediately prior to the Dilutive Issuance, plus (y) the quotient of the aggregate consideration, calculated as set forth in Paragraph 4(b) hereof, received by the Company upon such Dilutive Issuance divided by the Market Price in effect immediately prior to the Dilutive Issuance, and (ii) the denominator of which is the total number of shares of Common Stock Deemed Outstanding (as defined below) immediately after the Dilutive Issuance.


Effect on Exercise Price of Certain Events. For purposes of determining the adjusted Exercise Price under Paragraph 4(a) hereof, the following will be applicable:

                                                                     EXHIBIT 1.3





Issuance of Rights or Options. If the Company in any manner issues or grants any warrants, rights or options, whether or not immediately exercisable, to subscribe for or to purchase Common Stock or other securities convertible into or exchangeable for Common Stock ("Convertible Securities") (such warrants, rights and options to purchase Common Stock or Convertible Securities are hereinafter referred to as "Options") and the price per share for which Common Stock is issuable upon the exercise of such Options is less than the Market Price on the date of issuance or grant of such Options, then the maximum total number of shares of Common Stock issuable upon the exercise of all such Options will, as of the date of the issuance or grant of such Options, be deemed to be outstanding and to have been issued and sold by the Company for such price per share. For purposes of the preceding sentence, the "price per share for which Common Stock is issuable upon the exercise of such Options" is determined by dividing (i) the total amount, if any, received or receivable by the Company as consideration for the issuance or granting of all such Options, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the exercise of all such Options, plus, in the case of Convertible Securities issuable upon the exercise of such Options, the minimum aggregate amount of additional consideration payable upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the exercise of all such Options (assuming full conversion of Convertible Securities, if applicable). No further adjustment to the Exercise Price will be made upon the actual issuance of such Common Stock upon the exercise of such Options or upon the conversion or exchange of Convertible Securities issuable upon exercise of such Options.


Issuance of Convertible Securities. If the Company in any manner issues or sells any Convertible Securities, whether or not immediately convertible (other than where the same are issuable upon the exercise of Options) and the price per share for which Common Stock is issuable upon such conversion or exchange is less than the Market Price on the date of issuance, then the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities will, as of the date of the issuance of such Convertible Securities, be deemed to be outstanding and to have been issued and sold by the Company for such price per share. For the purposes of the preceding sentence, the "price per share for which Common Stock is issuable upon such conversion or exchange" is determined by dividing (i) the total amount, if any, received or receivable by the Company as consideration for the issuance or sale of all such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities. No further adjustment to the Exercise Price will be made upon the actual issuance of such Common Stock upon conversion or exchange of such Convertible Securities.


Change in Option Price or Conversion Rate. If there is a change at any time in
(i) the amount of additional consideration payable to the Company upon the exercise of any Options; (ii) the amount of additional consideration, if any, payable to the Company upon the conversion or exchange of any Convertible Securities; or (iii) the rate at which any Convertible Securities are convertible into or exchangeable for Common Stock (other than under or by reason of provisions designed to protect against dilution), the Exercise Price in effect at the time of such change will be readjusted to the Exercise Price which would have been in effect at such time had such Options or Convertible Securities still outstanding provided for such changed additional consideration or changed conversion rate, as the case may be, at the time initially granted, issued or sold.


Treatment of Expired Options and Unexercised Convertible Securities. If, in any case, the total number of shares of Common Stock issuable upon exercise of any Option or upon conversion or exchange of any Convertible Securities is not, in fact, issued and the rights to exercise such Option or to convert or exchange such Convertible Securities shall have expired or terminated, the Exercise Price then in effect will be readjusted to the Exercise Price which would have been in effect at the time of such expiration or termination had such Option or Convertible Securities, to the extent outstanding immediately prior to such expiration or termination (other than in respect of the actual number of shares of Common Stock issued upon exercise or conversion thereof), never been issued.


Calculation of Consideration Received. If any Common Stock, Options or Convertible Securities are issued, granted or sold for cash, the consideration received therefor for purposes of this Warrant will be the amount received by the Company therefor, before deduction of reasonable commissions, underwriting discounts or allowances or other reasonable expenses paid or incurred by the Company in connection with such issuance, grant or sale. In case any Common Stock, Options or Convertible Securities are issued or sold for a consideration part or all of which shall be other than cash, the amount of the consideration other than cash received by the Company will be the fair value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Company will be the Market Price thereof as of the date of receipt. In case any Common Stock, Options or Convertible Securities are issued in connection with any acquisition, merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor will be deemed to be the fair value of such portion of the net assets and business of the non-surviving corporation as is attributable to such Common Stock, Options or Convertible Securities, as the case may be. The fair value of any consideration other than cash or securities will be determined in good faith by the Board of Directors of the Company.

                                                                     EXHIBIT 1.3





Exceptions to Adjustment of Exercise Price. No adjustment to the Exercise Price will be made (i) upon the exercise of any warrants, options or other convertible securities granted, issued and outstanding on the date of issuance of this Warrant; (ii) upon the grant or exercise of any stock or options which may hereafter be granted or exercised under any employee benefit plan, stock option plan or restricted stock plan of the Company now existing or to be implemented in the future, so long as the issuance of such stock or options is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; or (iii) upon the exercise of the Warrants.

Subdivision or Combination of Common Stock. If the Company at any time subdivides (by any stock split, stock dividend, recapitalization, reorganization, reclassification or otherwise) the shares of Common Stock acquirable hereunder into a greater number of shares, then, after the date of record for effecting such subdivision, the Exercise Price in effect immediately prior to such subdivision will be proportionately reduced. If the Company at any time combines (by reverse stock split, recapitalization, reorganization, reclassification or otherwise) the shares of Common Stock acquirable hereunder into a smaller number of shares, then, after the date of record for effecting such combination, the Exercise Price in effect immediately prior to such combination will be proportionately increased.

Adjustment in Number of Shares. Upon each adjustment of the Exercise Price pursuant to the provisions of this Paragraph 4, the number of shares of Common Stock issuable upon exercise of this Warrant shall be adjusted by multiplying a number equal to the Exercise Price in effect immediately prior to such adjustment by the number of shares of Common Stock issuable upon exercise of this Warrant immediately prior to such adjustment and dividing the product so obtained by the adjusted Exercise Price.
Consolidation, Merger or Sale. In case of any consolidation of the Company with, or merger of the Company into any other corporation, or in case of any sale or conveyance of all or substantially all of the assets of the Company other than in connection with a plan of complete liquidation of the Company, then as a condition of such consolidation, merger or sale or conveyance, adequate provision will be made whereby the holder of this Warrant will have the right to acquire and receive upon exercise of this Warrant in lieu of the shares of Common Stock immediately theretofore acquirable upon the exercise of this Warrant, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for the number of shares of Common Stock immediately theretofore acquirable and receivable upon exercise of this Warrant had such consolidation, merger or sale or conveyance not taken place. In any such case, the Company will make appropriate provision to insure that the provisions of this Paragraph 4 hereof will thereafter be applicable as nearly as may be in relation to any shares of stock or securities thereafter deliverable upon the exercise of this Warrant. The Company will not effect any consolidation, merger or sale or conveyance unless prior to the consummation thereof, the successor corporation (if other than the Company) assumes by written instrument the obligations under this Paragraph 4 and the obligations to deliver to the holder of this Warrant such shares of stock, securities or assets as, in accordance with the foregoing provisions, the holder may be entitled to acquire.

Distribution of Assets. In case the Company shall declare or make any distribution of its assets (including cash) to holders of Common Stock as a partial liquidating dividend, by way of return of capital or otherwise, then, after the date of record for determining stockholders entitled to such distribution, but prior to the date of distribution, the holder of this Warrant shall be entitled upon exercise of this Warrant for the purchase of any or all of the shares of Common Stock subject hereto, to receive the amount of such assets which would have been payable to the holder had such holder been the holder of such shares of Common Stock on the record date for the determination of stockholders entitled to such distribution.

Notice of Adjustment. Upon the occurrence of any event which requires any adjustment of the Exercise Price, then, and in each such case, the Company shall give notice thereof to the holder of this Warrant, which notice shall state the Exercise Price resulting from such adjustment and the increase or decrease in the number of Warrant Shares purchasable at such price upon exercise, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based. Such calculation shall be certified by the Chief Financial Officer of the Company.

Minimum Adjustment of Exercise Price. No adjustment of the Exercise Price shall be made in an amount of less than 1% of the Exercise Price in effect at the time such adjustment is otherwise required to be made, but any such lesser adjustment shall be carried forward and shall be made at the time and together with the next subsequent adjustment which, together with any adjustments so carried forward, shall amount to not less than 1% of such Exercise Price.

No Fractional Shares. No fractional shares of Common Stock are to be issued upon the exercise of this Warrant, but the Company shall pay a cash adjustment in respect of any fractional share which would otherwise be issuable in an amount equal to the same fraction of the Market Price of a share of Common Stock on the date of such exercise.

                                                                     EXHIBIT 1.3



Other Notices.  In case at any time:
-------------

the Company shall declare any dividend upon the Common Stock payable in shares of stock of any class or make any other distribution (including dividends or distributions payable in cash out of retained earnings) to the holders of the Common Stock;

the Company shall offer for subscription pro rata to the holders of the Common Stock any additional shares of stock of any class or other rights;

there shall be any capital reorganization of the Company, or reclassification of the Common Stock, or consolidation or merger of the Company with or into, or sale of all or substantially all its assets to, another corporation or entity; or there shall be a voluntary or involuntary dissolution, liquidation or winding-up of the Company; then, in each such case, the Company shall give to the holder of this Warrant (a) notice of the date on which the books of the Company shall close or a record shall be taken for determining the holders of Common Stock entitled to receive any such dividend, distribution, or subscription rights or for determining the holders of Common Stock entitled to vote in respect of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding-up and (b) in the case of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding-up, notice of the date (or, if not then known, a reasonable approximation thereof by the Company) when the same shall take place. Such notice shall also specify the date on which the holders of Common Stock shall be entitled to receive such dividend, distribution, or subscription rights or to exchange their Common Stock for stock or other securities or property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, or winding-up, as the case may be. Such notice shall be given at least 30 days prior to the record date or the date on which the Company's books are closed in respect thereto. Failure to give any such notice or any defect therein shall not affect the validity of the proceedings referred to in clauses (i), (ii), (iii) and (iv) above.

Certain Events. If any event occurs of the type contemplated by the adjustment provisions of this Paragraph 4 but not expressly provided for by such provisions, the Company will give notice of such event as provided in Paragraph 4(g) hereof, and the Company's Board of Directors will make an appropriate adjustment in the Exercise Price and the number of shares of Common Stock acquirable upon exercise of this Warrant so that the rights of the holder shall be neither enhanced nor diminished by such event.

Certain Definitions.

"Common Stock Deemed Outstanding" shall mean the number of shares of Common Stock actually outstanding (not including shares of Common Stock held in the treasury of the Company), plus (x) pursuant to Paragraph 4(b)(i) hereof, the maximum total number of shares of Common Stock issuable upon the exercise of Options, as of the date of such issuance or grant of such Options, if any, and
(y) pursuant to Paragraph 4(b)(ii) hereof, the maximum total number of shares of Common Stock issuable upon conversion or exchange of Convertible Securities, as of the date of issuance of such Convertible Securities, if any.

"Market Price," as of any date, (i) means the average of the last reported sale prices for the shares of Common Stock on the Over-the-Counter Bulletin Board (the "OTCBB") for the five (5) Trading Days (as hereinafter defined) immediately preceding such date as reported by Bloomberg Financial Services, or (ii) if the OTCBB is not the principal trading market for the shares of Common Stock, the average of the last reported sale prices on the principal trading market for the Common Stock during the same period as reported by Bloomberg Financial Services, or (iii) if market value cannot be calculated as of such date on any of the foregoing bases, the Market Price shall be the fair market value as reasonably determined in good faith by (a) the Board of Directors of the Company or, at the option of a majority-in-interest of the holders of the outstanding Warrants by
(b) an independent investment bank of nationally recognized standing in the valuation of businesses similar to the business of the corporation. The manner of determining the Market Price of the Common Stock set forth in the foregoing definition shall apply with respect to any other security in respect of which a determination as to market value must be made hereunder.

"Common Stock," for purposes of this Paragraph 4, includes the Common Stock, par value $0.001 per share, and any additional class of stock of the Company having no preference as to dividends or distributions on liquidation, provided that the shares purchasable pursuant to this Warrant shall include only shares of Common Stock, par value $0.001 per share, in respect of which this Warrant is exercisable, or shares resulting from any subdivision or combination of such Common Stock, or in the case of any reorganization, reclassification, consolidation, merger, or sale of the character referred to in Paragraph 4(e) hereof, the stock or other securities or property provided for in such Paragraph.
"Trading Day" shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

                                                                     EXHIBIT 1.3


Issue Tax. The issuance of certificates for Warrant Shares upon the exercise of this Warrant shall be made without charge to the holder of this Warrant or such shares for any issuance tax or other costs in respect thereof, provided that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any certificate in a name other than the holder of this Warrant.

No Rights or Liabilities as a Shareholder. This Warrant shall not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company. No provision of this Warrant, in the absence of affirmative action by the holder hereof to purchase Warrant Shares, and no mere enumeration herein of the rights or privileges of the holder hereof, shall give rise to any liability of such holder for the Exercise Price or as a shareholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

Transfer, Exchange, and Replacement of Warrant.

Restriction on Transfer. This Warrant and the rights granted to the holder hereof are transferable, in whole or in part, upon surrender of this Warrant, together with a properly executed assignment in the form attached hereto, at the office or agency of the Company referred to in Paragraph 7(e) below, provided, however, that any transfer or assignment shall be subject to the conditions set forth in Paragraph 7(f) hereof and to the applicable provisions of the Securities Purchase Agreement. Until due presentment for registration of transfer on the books of the Company, the Company may treat the registered holder hereof as the owner and holder hereof for all purposes, and the Company shall not be affected by any notice to the contrary. Notwithstanding anything to the contrary contained herein, the registration rights described in Paragraph 8 are assignable only in accordance with the provisions of that certain Registration Rights Agreement, dated January 16, 2003, by and among the Company and the other signatories thereto (the "Registration Rights Agreement").

Warrant Exchangeable for Different Denominations. This Warrant is exchangeable, upon the surrender hereof by the holder hereof at the office or agency of the Company referred to in Paragraph 7(e) below, for new Warrants of like tenor representing in the aggregate the right to purchase the number of shares of Common Stock which may be purchased hereunder, each of such new Warrants to represent the right to purchase such number of shares as shall be designated by the holder hereof at the time of such surrender.

Replacement of Warrant. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft, or destruction, upon delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company, or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company, at its expense, will execute and deliver, in lieu thereof, a new Warrant of like tenor.

Cancellation; Payment of Expenses. Upon the surrender of this Warrant in connection with any transfer, exchange, or replacement as provided in this Paragraph 7, this Warrant shall be promptly canceled by the Company. The Company shall pay all taxes (other than securities transfer taxes) and all other expenses (other than legal expenses, if any, incurred by the holder or transferees) and charges payable in connection with the preparation, execution, and delivery of Warrants pursuant to this Paragraph 7.

Register. The Company shall maintain, at its principal executive offices (or such other office or agency of the Company as it may designate by notice to the holder hereof), a register for this Warrant, in which the Company shall record the name and address of the person in whose name this Warrant has been issued, as well as the name and address of each transferee and each prior owner of this Warrant.

Exercise or Transfer Without Registration. If, at the time of the surrender of this Warrant in connection with any exercise, transfer, or exchange of this Warrant, this Warrant (or, in the case of any exercise, the Warrant Shares issuable hereunder), shall not be registered under the Securities Act of 1933, as amended (the "Securities Act") and under applicable state securities or blue sky laws, the Company may require, as a condition of allowing such exercise, transfer, or exchange, (i) that the holder or transferee of this Warrant, as the case may be, furnish to the Company a written opinion of counsel, which opinion and counsel are acceptable to the Company, to the effect that such exercise, transfer, or exchange may be made without registration under said Act and under applicable state securities or blue sky laws, (ii) that the holder or transferee execute and deliver to the Company an investment letter in form and substance acceptable to the Company and (iii) that the transferee be an "accredited investor" as defined in Rule 501(a) promulgated under the Securities Act; provided that no such opinion, letter or status as an "accredited investor" shall be required in connection with a transfer pursuant to Rule 144 under the Securities Act. The first holder of this Warrant, by taking and holding the same, represents to the Company that such holder is acquiring this Warrant for investment and not with a view to the distribution thereof.

Registration Rights. The initial holder of this Warrant (and certain assignees thereof) is entitled to the benefit of such registration rights in respect of the Warrant Shares as are set forth in Section 2 of the Registration Rights Agreement.

                                                                     EXHIBIT 1.3


Notices. All notices, requests, and other communications required or permitted to be given or delivered hereunder to the holder of this Warrant shall be in writing, and shall be personally delivered, or shall be sent by certified or registered mail or by recognized overnight mail courier, postage prepaid and addressed, to such holder at the address shown for such holder on the books of the Company, or at such other address as shall have been furnished to the Company by notice from such holder. All notices, requests, and other communications required or permitted to be given or delivered hereunder to the Company shall be in writing, and shall be personally delivered, or shall be sent by certified or registered mail or by recognized overnight mail courier, postage prepaid and addressed, to the office of the Company at 1280 Bison, Suite B9-597 Newport Beach, California 92660, Attention: Alex Kanakaris, Chairman and Chief Executive Officer, or at such other address as shall have been furnished to the holder of this Warrant by notice from the Company. Any such notice, request, or other communication may be sent by facsimile, but shall in such case be subsequently confirmed by a writing personally delivered or sent by certified or registered mail or by recognized overnight mail courier as provided above. All notices, requests, and other communications shall be deemed to have been given either at the time of the receipt thereof by the person entitled to receive such notice at the address of such person for purposes of this Paragraph 9, or, if mailed by registered or certified mail or with a recognized overnight mail courier upon deposit with the United States Post Office or such overnight mail courier, if postage is prepaid and the mailing is properly addressed, as the case may be.

Governing Law. THIS WARRANT SHALL BE ENFORCED, GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS. THE PARTIES HERETO HEREBY SUBMIT TO THE EXCLUSIVE JURISDICTION OF THE UNITED STATES FEDERAL COURTS LOCATED IN NEW YORK, NEW YORK WITH RESPECT TO ANY DISPUTE ARISING UNDER THIS WARRANT, THE AGREEMENTS ENTERED INTO IN CONNECTION HEREWITH OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. BOTH PARTIES IRREVOCABLY WAIVE THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH SUIT OR PROCEEDING. BOTH PARTIES FURTHER AGREE THAT SERVICE OF PROCESS UPON A PARTY MAILED BY FIRST CLASS MAIL SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE PARTY IN ANY SUCH SUIT OR PROCEEDING. NOTHING HEREIN SHALL AFFECT EITHER PARTY'S RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW. BOTH PARTIES AGREE THAT A FINAL NON-APPEALABLE JUDGMENT IN ANY SUCH SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON SUCH JUDGMENT OR IN ANY OTHER LAWFUL MANNER. THE PARTY WHICH DOES NOT PREVAIL IN ANY DISPUTE ARISING UNDER THIS WARRANT SHALL BE RESPONSIBLE FOR ALL FEES AND EXPENSES, INCLUDING ATTORNEYS' FEES, INCURRED BY THE PREVAILING PARTY IN CONNECTION WITH SUCH DISPUTE. Miscellaneous.

Amendments. This Warrant and any provision hereof may only be amended by an instrument in writing signed by the Company and the holder hereof.

Descriptive Headings. The descriptive headings of the several paragraphs of this Warrant are inserted for purposes of reference only, and shall not affect the meaning or construction of any of the provisions hereof.

Cashless Exercise. Notwithstanding anything to the contrary contained in this Warrant, if the resale of the Warrant Shares by the holder is not then registered pursuant to an effective registration statement under the Securities Act, this Warrant may be exercised by presentation and surrender of this Warrant to the Company at its principal executive offices with a written notice of the holder's intention to effect a cashless exercise, including a calculation of the number of shares of Common Stock to be issued upon such exercise in accordance with the terms hereof (a "Cashless Exercise"). In the event of a Cashless Exercise, in lieu of paying the Exercise Price in cash, the holder shall surrender this Warrant for that number of shares of Common Stock determined by multiplying the number of Warrant Shares to which it would otherwise be entitled by a fraction, the numerator of which shall be the difference between the then current Market Price per share of the Common Stock and the Exercise Price, and the denominator of which shall be the then current Market Price per share of Common Stock. For example, if the holder is exercising 100,000 Warrants with a per Warrant exercise price of $0.75 per share through a cashless exercise when the Common Stock's current Market Price per share is $2.00 per share, then upon such Cashless Exercise the holder will receive 62,500 shares of Common Stock.

Remedies. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the holder, by vitiating the intent and purpose of the transaction contemplated hereby. Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Warrant will be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Warrant, that the holder shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Warrant and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.


[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                                     EXHIBIT 1.3


IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its duly authorized officer.
KANAKARIS WIRELESS


By: /s/ Alex F. Kanakaris
    ---------------------
Alex F. Kanakaris
Chairman and Chief Executive Officer

Dated as of March 31, 2003

                                                                     EXHIBIT 1.3

FORM OF EXERCISE AGREEMENT

Dated:  ________ __, 2002


To:        Kanakaris Wireless

The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to purchase ________ shares of Common Stock covered by such Warrant, and makes payment herewith in full therefor at the price per share provided by such Warrant in cash or by certified or official bank check in the amount of, or, if the resale of such Common Stock by the undersigned is not currently registered pursuant to an effective registration statement under the Securities Act of 1933, as amended, by surrender of securities issued by the Company (including a portion of the Warrant) having a market value (in the case of a portion of this Warrant, determined in accordance with Section 11(c) of the Warrant) equal to $_________. Please issue a certificate or certificates for such shares of Common Stock in the name of and pay any cash for any fractional share to:

Name:      ______________________________

Signature:______________________________
Address:_______________________________
-------------------------------

Note: The above signature should correspond exactly with the name on the face of the within Warrant, if applicable.

and, if said number of shares of Common Stock shall not be all the shares purchasable under the within Warrant, a new Warrant is to be issued in the name of said undersigned covering the balance of the shares purchasable thereunder less any fraction of a share paid in cash.

                                                                     EXHIBIT 1.3

FORM OF ASSIGNMENT

FOR VALUE RECEIVED, the undersigned hereby sells, assigns, and transfers all the rights of the undersigned under the within Warrant, with respect to the number of shares of Common Stock covered thereby set forth hereinbelow, to:

Name of Assignee       Address                                      No of Shares





, and hereby irrevocably constitutes and appoints
___________________________________ as agent and attorney-in-fact to transfer said Warrant on the books of the within-named corporation, with full power of substitution in the premises.

Dated: ________ __, 2002

In the presence of:

           Name:     ____________________________

           Signature:___________________________
           Title:     ___________________________
           Address:  ____________________________

Note: The above signature should correspond exactly with the name on the face of the within Warrant, if applicable.

                                                                     EXHIBIT 1.4




THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THE SECURITIES MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER SAID ACT, OR AN OPINION OF COUNSEL IN FORM, SUBSTANCE AND SCOPE CUSTOMARY FOR OPINIONS OF COUNSEL IN COMPARABLE TRANSACTIONS THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR UNLESS SOLD PURSUANT TO RULE 144 UNDER SAID ACT.



SECURED CONVERTIBLE DEBENTURE

Newport Beach, California

March 31, 2003       $100,000



FOR VALUE RECEIVED, KANAKARIS WIRELESS, a Nevada corporation (hereinafter called the "Borrower"), hereby promises to pay to the order of AJW Offshore, Ltd. or registered assigns (the "Holder") the sum of One Hundred Thousand Dollars ($100,000), on March 31, 2004 (the "Maturity Date"), and to pay interest on the unpaid principal balance hereof at the rate of twelve percent (12%) per annum from March 31, 2003 (the "Issue Date") until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on this Debenture which is not paid when due shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid ("Default Interest"). Interest shall commence accruing on the issue date, shall be computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable, at the option of the Holder, either quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2003, or at the time of conversion of the principal to which such interest relates in accordance with Article I below. All payments due hereunder (to the extent not converted into common stock, par value $0.001 per share, of the Borrower (the "Common Stock") in accordance with the terms hereof) shall be made in lawful money of the United States of America or, at the option of the Company, in whole or in part, in shares of Common Stock of the Borrower valued at the then applicable Conversion Price (as defined herein). All payments shall be made at such address as the Holder shall hereafter give to the Borrower by written notice made in accordance with the provisions of this Debenture. Whenever any amount expressed to be due by the terms of this Debenture is due on any day which is not a business day, the same shall instead be due on the next succeeding day which is a business day and, in the case of any interest payment date which is not the date on which this Debenture is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date. As used in this Debenture, the term "business day" shall mean any day other than a Saturday, Sunday or a day on which commercial banks in the city of New York, New York are authorized or required by law or executive order to remain closed. Each capitalized term used herein, and not otherwise defined, shall have the meaning ascribed thereto in that certain Securities Purchase Agreement, dated January 16, 2003, pursuant to which this Debenture was originally issued (the "Purchase Agreement").

This Debenture is free from all taxes, liens, claims and encumbrances with respect to the issue thereof and shall not be subject to preemptive rights or other similar rights of stockholders of the Borrower and will not impose personal liability upon the holder thereof. The obligations of the Borrower under this Debenture shall be secured by that certain Security Agreement dated by and between the Borrower and the Holder of even date herewith.

The following terms shall apply to this Debenture:

                                                                     EXHIBIT 1.4


CONVERSION RIGHTS

Conversion Right. The Holder shall have the right from time to time, and at any time on or prior to the earlier of (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in Article III) pursuant to Section 1.6(a) or Article III, the Optional Prepayment Amount (as defined in Section 5.1 or any payments pursuant to Section 1.7, each in respect of the remaining outstanding principal amount of this Debenture to convert all or any part of the outstanding and unpaid principal amount of this Debenture into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price (the "Conversion Price") determined as provided herein (a "Conversion"); provided, however, that in no event shall the Holder be entitled to convert any portion of this Debenture in excess of that portion of this Debenture upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures or the unexercised or unconverted portion of any other security of the Borrower (including, without limitation, the warrants issued by the Borrower pursuant to the Purchase Agreement) subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Debenture with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder, except as otherwise provided in clause (1) of such proviso. The Holder of this Debenture may waive the limitations set forth herein by sixty-one
(61) days written notice to the Company. The number of shares of Common Stock to be issued upon each conversion of this Debenture shall be determined by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the "Notice of Conversion"), delivered to the Borrower by the Holder in accordance with Section 1.4 below; provided that the Notice of Conversion is submitted by facsimile (or by other means resulting in, or reasonably expected to result in, notice) to the Borrower before 6:00 p.m., New York, New York time on such conversion date (the "Conversion Date"). The term "Conversion Amount" means, with respect to any conversion of this Debenture, the sum of (1) the principal amount of this Debenture to be converted in such conversion plus (2) accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Debenture to the Conversion Date plus (3) Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at the Holder's option, any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof or pursuant to Section 2(c) of that certain Registration Rights Agreement, dated as of January 16, 2003, executed in connection with the initial issuance of this Debenture and the other Debentures issued on the Issue Date (the "Registration Rights Agreement").

Conversion Price.

Calculation of Conversion Price. The Conversion Price shall be the lesser of (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein) (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean the Applicable Percentage (as defined herein) multiplied by the Market Price (as defined herein). "Market Price" means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile (the "Conversion Date"). "Trading Price" means, for any security as of any date, the intraday trading price on the Over-the-Counter Bulletin Board (the "OTCBB") as reported by a reliable reporting service mutually acceptable to and hereafter designated by Holders of a majority in interest of the Debentures and the Borrower or, if the OTCBB is not the principal trading market for such security, the intraday trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no intraday trading price of such security is available in any of the foregoing manners, the average of the intraday trading prices of any market makers for such security that are listed in the "pink sheets" by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Debentures being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Debentures. "Trading Day" shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or

                                                                     EXHIBIT 1.4


other securities market on which the Common Stock is then being traded. "Applicable Percentage" shall mean 40%. The "Fixed Conversion Price" shall mean $0.01.

Conversion Price During Major Announcements. Notwithstanding anything contained in Section 1.2(a) to the contrary, in the event the Borrower (i) makes a public announcement that it intends to consolidate or merge with any other corporation (other than a merger in which the Borrower is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Borrower or (ii) any person, group or entity (including the Borrower) publicly announces a tender offer to purchase 50% or more of the Borrower's Common Stock (or any other takeover scheme) (the date of the announcement referred to in clause (i) or (ii) is hereinafter referred to as the "Announcement Date"), then the Conversion Price shall, effective upon the Announcement Date and continuing through the Adjusted Conversion Price Termination Date (as defined below), be equal to the lower of
(x) the Conversion Price which would have been applicable for a Conversion occurring on the Announcement Date and (y) the Conversion Price that would otherwise be in effect. From and after the Adjusted Conversion Price Termination Date, the Conversion Price shall be determined as set forth in this Section 1.2(a). For purposes hereof, "Adjusted Conversion Price Termination Date" shall mean, with respect to any proposed transaction or tender offer (or takeover scheme) for which a public announcement as contemplated by this Section 1.2(b) has been made, the date upon which the Borrower (in the case of clause (i) above) or the person, group or entity (in the case of clause (ii) above) consummates or publicly announces the termination or abandonment of the proposed transaction or tender offer (or takeover scheme) which caused this Section 1.2(b) to become operative.

Authorized Shares. Subject to the Stockholder Approval (as defined in the Purchase Agreement), the Borrower covenants that during the period the conversion right exists, the Borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Debenture and the other Debentures issued pursuant to the Purchase Agreement. Subject to the Stockholder Approval (as defined in the Purchase Agreement), the Borrower is required at all times to have authorized and reserved two times the number of shares that is actually issuable upon full conversion of the Debentures (based upon the Conversion Price of the Debentures in effect from time to time) (the "Reserved Amount"). The Reserved Amount shall be increased from time to time in accordance with the Borrower's obligations pursuant to Section 4(h) of the Purchase Agreement. The Borrower represents that upon issuance, such shares will be duly and validly issued, fully paid and non-assessable. In addition, if the Borrower shall issue any securities or make any change to its capital structure which would change the number of shares of Common Stock into which the Debentures shall be convertible at the then current Conversion Price, the Borrower shall at the same time make proper provision so that thereafter there shall be a sufficient number of shares of Common Stock authorized and reserved, free from preemptive rights, for conversion of the outstanding Debentures. The Borrower (i) acknowledges that it has irrevocably instructed its transfer agent to issue certificates for the Common Stock issuable upon conversion of this Debenture, and (ii) agrees that its issuance of this Debenture shall constitute full authority to its officers and agents who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of Common Stock in accordance with the terms and conditions of this Debenture.

If, at any time a Holder of this Debenture submits a Notice of Conversion, and the Borrower does not have sufficient authorized but unissued shares of Common Stock available to effect such conversion in accordance with the provisions of this Article I (a "Conversion Default"), subject to Section 4.8, the Borrower shall issue to the Holder all of the shares of Common Stock which are then available to effect such conversion. The portion of this Debenture which the Holder included in its Conversion Notice and which exceeds the amount which is then convertible into available shares of Common Stock (the "Excess Amount") shall, notwithstanding anything to the contrary contained herein, not be convertible into Common Stock in accordance with the terms hereof until (and at the Holder's option at any time after) the date additional shares of Common Stock are authorized by the Borrower to permit such conversion, at which time the Conversion Price in respect thereof shall be the lesser of (i) the Conversion Price on the Conversion Default Date (as defined below) and (ii) the Conversion Price on the Conversion Date thereafter elected by the Holder in respect thereof. In addition, the Borrower shall pay to the Holder payments ("Conversion Default Payments") for a Conversion Default in the amount of (x) the sum of (1) the then outstanding principal amount of this Debenture plus (2) accrued and unpaid interest on the unpaid principal amount of this Debenture through the Authorization Date (as defined below) plus (3) Default Interest, if any, on the amounts referred to in clauses (1) and/or (2), multiplied by (y) ..24, multiplied by (z) (N/365), where N = the number of days from the day the holder submits a Notice of Conversion giving rise to a Conversion Default (the "Conversion Default Date") to the date (the "Authorization Date") that the Borrower authorizes a sufficient number of shares of Common Stock to effect conversion of the full outstanding principal balance of this Debenture. The Borrower shall use its best efforts to authorize a sufficient number of shares of Common Stock as soon as practicable following the earlier of (i)

                                                                     EXHIBIT 1.4


such time that the Holder notifies the Borrower or that the Borrower otherwise becomes aware that there are or likely will be insufficient authorized and unissued shares to allow full conversion thereof and (ii) a Conversion Default. The Borrower shall send notice to the Holder of the authorization of additional shares of Common Stock, the Authorization Date and the amount of Holder's accrued Conversion Default Payments. The accrued Conversion Default Payments for each calendar month shall be paid in cash or shall be convertible into Common Stock (at such time as there are sufficient authorized shares of Common Stock) at the applicable Conversion Price, at the Holder's option, as follows:

In the event Holder elects to take such payment in cash, cash payment shall be made to Holder by the fifth (5th) day of the month following the month in which it has accrued; and

In the event Holder elects to take such payment in Common Stock, the Holder may convert such payment amount into Common Stock at the Conversion Price (as in effect at the time of conversion) at any time after the fifth day of the month following the month in which it has accrued in accordance with the terms of this
Article I (so long as there is then a sufficient number of authorized shares of Common Stock).

The Holder's election shall be made in writing to the Borrower at any time prior to 6:00 p.m., New York, New York time, on the third day of the month following the month in which Conversion Default payments have accrued. If no election is made, the Holder shall be deemed to have elected to receive cash. Nothing herein shall limit the Holder's right to pursue actual damages (to the extent in excess of the Conversion Default Payments) for the Borrower's failure to maintain a sufficient number of authorized shares of Common Stock, and each holder shall have the right to pursue all remedies available at law or in equity (including degree of specific performance and/or injunctive relief).

Method of Conversion.

Mechanics of Conversion. Subject to Section 1.1, this Debenture may be converted by the Holder in whole or in part at any time from time to time after the Issue Date, by (A) submitting to the Borrower a Notice of Conversion (by facsimile or other reasonable means of communication dispatched on the Conversion Date prior to 6:00 p.m., New York, New York time) and (B) subject to Section 1.4(b), surrendering this Debenture at the principal office of the Borrower.

Surrender of Debenture Upon Conversion. Notwithstanding anything to the contrary set forth herein, upon conversion of this Debenture in accordance with the terms hereof, the Holder shall not be required to physically surrender this Debenture to the Borrower unless the entire unpaid principal amount of this Debenture is so converted. The Holder and the Borrower shall maintain records showing the principal amount so converted and the dates of such conversions or shall use such other method, reasonably satisfactory to the Holder and the Borrower, so as not to require physical surrender of this Debenture upon each such conversion. In the event of any dispute or discrepancy, such records of the Borrower shall be controlling and determinative in the absence of manifest error. Notwithstanding the foregoing, if any portion of this Debenture is converted as aforesaid, the Holder may not transfer this Debenture unless the Holder first physically surrenders this Debenture to the Borrower, whereupon the Borrower will forthwith issue and deliver upon the order of the Holder a new Debenture of like tenor, registered as the Holder (upon payment by the Holder of any applicable transfer taxes) may request, representing in the aggregate the remaining unpaid principal amount of this Debenture. The Holder and any assignee, by acceptance of this Debenture, acknowledge and agree that, by reason of the provisions of this paragraph, following conversion of a portion of this Debenture, the unpaid and unconverted principal amount of this Debenture represented by this Debenture may be less than the amount stated on the face hereof.

Payment of Taxes. The Borrower shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock or other securities or property on conversion of this Debenture in a name other than that of the Holder (or in street name), and the Borrower shall not be required to issue or deliver any such shares or other securities or property unless and until the person or persons (other than the Holder or the custodian in whose street name such shares are to be held for the Holder's account) requesting the issuance thereof shall have paid to the Borrower the amount of any such tax or shall have established to the satisfaction of the Borrower that such tax has been paid.

Delivery of Common Stock Upon Conversion. Upon receipt by the Borrower from the Holder of a facsimile transmission (or other reasonable means of communication) of a Notice of Conversion meeting the requirements for conversion as provided in this Section 1.4, the Borrower shall issue and deliver or cause to be issued and delivered to or upon the order of the Holder certificates for the Common Stock issuable upon such conversion within two (2) business days after such receipt (and, solely in the case of conversion of the entire unpaid principal amount hereof, surrender of this Debenture) (such second business day being hereinafter referred to as the "Deadline") in accordance with the terms hereof and the Purchase Agreement (including, without

                                                                     EXHIBIT 1.4


limitation, in accordance with the requirements of Section 2(g) of the Purchase Agreement that certificates for shares of Common Stock issued on or after the effective date of the Registration Statement upon conversion of this Debenture shall not bear any restrictive legend).

Obligation of Borrower to Deliver Common Stock. Upon receipt by the Borrower of a Notice of Conversion, the Holder shall be deemed to be the holder of record of the Common Stock issuable upon such conversion, the outstanding principal amount and the amount of accrued and unpaid interest on this Debenture shall be reduced to reflect such conversion, and, unless the Borrower defaults on its obligations under this Article I, all rights with respect to the portion of this Debenture being so converted shall forthwith terminate except the right to receive the Common Stock or other securities, cash or other assets, as herein provided, on such conversion. If the Holder shall have given a Notice of Conversion as provided herein, the Borrower's obligation to issue and deliver the certificates for Common Stock shall be absolute and unconditional, irrespective of the absence of any action by the Holder to enforce the same, any waiver or consent with respect to any provision thereof, the recovery of any judgment against any person or any action to enforce the same, any failure or delay in the enforcement of any other obligation of the Borrower to the holder of record, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder of any obligation to the Borrower, and irrespective of any other circumstance which might otherwise limit such obligation of the Borrower to the Holder in connection with such conversion. The Conversion Date specified in the Notice of Conversion shall be the Conversion Date so long as the Notice of Conversion is received by the Borrower before 6:00 p.m., New York, New York time, on such date.

Delivery of Common Stock by Electronic Transfer. In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Borrower's transfer agent is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer ("FAST") program, upon request of the Holder and its compliance with the provisions contained in Section 1.1 and in this Section 1.4, the Borrower shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Holder by crediting the account of Holder's Prime Broker with DTC through its Deposit Withdrawal Agent Commission ("DWAC") system.

Failure to Deliver Common Stock Prior to Deadline. Without in any way limiting the Holder's right to pursue other remedies, including actual damages and/or equitable relief, the parties agree that if delivery of the Common Stock issuable upon conversion of this Debenture is more than two (2) days after the Deadline (other than a failure due to the circumstances described in Section 1.3 above, which failure shall be governed by such Section) the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the Deadline that the Borrower fails to deliver such Common Stock. Such cash amount shall be paid to Holder by the fifth day of the month following the month in which it has accrued or, at the option of the Holder (by written notice to the Borrower by the first day of the month following the month in which it has accrued), shall be added to the principal amount of this Debenture, in which event interest shall accrue thereon in accordance with the terms of this Debenture and such additional principal amount shall be convertible into Common Stock in accordance with the terms of this Debenture.

Concerning the Shares. The shares of Common Stock issuable upon conversion of this Debenture may not be sold or transferred unless (i) such shares are sold pursuant to an effective registration statement under the Act or (ii) the Borrower or its transfer agent shall have been furnished with an opinion of counsel (which opinion shall be in form, substance and scope customary for opinions of counsel in comparable transactions) to the effect that the shares to be sold or transferred may be sold or transferred pursuant to an exemption from such registration or (iii) such shares are sold or transferred pursuant to Rule 144 under the Act (or a successor rule) ("Rule 144") or (iv) such shares are transferred to an "affiliate" (as defined in Rule 144) of the Borrower who agrees to sell or otherwise transfer the shares only in accordance with this
Section 1.5 and who is an Accredited Investor (as defined in the Purchase Agreement). Except as otherwise provided in the Purchase Agreement (and subject to the removal provisions set forth below), until such time as the shares of Common Stock issuable upon conversion of this Debenture have been registered under the Act as contemplated by the Registration Rights Agreement or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of Common Stock issuable upon conversion of this Debenture that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a legend substantially in the following form, as appropriate:

"THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SECURITIES MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER SAID ACT, OR AN OPINION OF COUNSEL IN FORM, SUBSTANCE AND SCOPE CUSTOMARY FOR

                                                                     EXHIBIT 1.4


OPINIONS OF COUNSEL IN COMPARABLE TRANSACTIONS, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT UNLESS SOLD PURSUANT TO RULE 144 UNDER SAID ACT."

The legend set forth above shall be removed and the Borrower shall issue to the Holder a new certificate therefor free of any transfer legend if (i) the Borrower or its transfer agent shall have received an opinion of counsel, in form, substance and scope customary for opinions of counsel in comparable transactions, to the effect that a public sale or transfer of such Common Stock may be made without registration under the Act and the shares are so sold or transferred, (ii) such Holder provides the Borrower or its transfer agent with reasonable assurances that the Common Stock issuable upon conversion of this Debenture (to the extent such securities are deemed to have been acquired on the same date) can be sold pursuant to Rule 144 or (iii) in the case of the Common Stock issuable upon conversion of this Debenture, such security is registered for sale by the Holder under an effective registration statement filed under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold. Nothing in this Debenture shall (i) limit the Borrower's obligation under the Registration Rights Agreement or (ii) affect in any way the Holder's obligations to comply with applicable prospectus delivery requirements upon the resale of the securities referred to herein.

Effect of Certain Events.

Effect of Merger, Consolidation, Etc. At the option of the Holder, the sale, conveyance or disposition of all or substantially all of the assets of the Borrower, the effectuation by the Borrower of a transaction or series of related transactions in which more than 50% of the voting power of the Borrower is disposed of, or the consolidation, merger or other business combination of the Borrower with or into any other Person (as defined below) or Persons when the Borrower is not the survivor shall either: (i) be deemed to be an Event of Default (as defined in Article III) pursuant to which the Borrower shall be required to pay to the Holder upon the consummation of and as a condition to such transaction an amount equal to the Default Amount (as defined in Article
III) or (ii) be treated pursuant to Section 1.6(b) hereof. "Person" shall mean any individual, corporation, limited liability company, partnership, association, trust or other entity or organization.

Adjustment Due to Merger, Consolidation, Etc. If, at any time when this Debenture is issued and outstanding and prior to conversion of all of the Debentures, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock of the Borrower shall be changed into the same or a different number of shares of another class or classes of stock or securities of the Borrower or another entity, or in case of any sale or conveyance of all or substantially all of the assets of the Borrower other than in connection with a plan of complete liquidation of the Borrower, then the Holder of this Debenture shall thereafter have the right to receive upon conversion of this Debenture, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore issuable upon conversion, such stock, securities or assets which the Holder would have been entitled to receive in such transaction had this Debenture been converted in full immediately prior to such transaction (without regard to any limitations on conversion set forth herein), and in any such case appropriate provisions shall be made with respect to the rights and interests of the Holder of this Debenture to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Conversion Price and of the number of shares issuable upon conversion of the Debenture) shall thereafter be applicable, as nearly as may be practicable in relation to any securities or assets thereafter deliverable upon the conversion hereof. The Borrower shall not effect any transaction described in this Section 1.6(b) unless (a) it first gives, to the extent practicable, thirty (30) days prior written notice (but in any event at least fifteen (15) days prior written notice) of the record date of the special meeting of stockholders to approve, or if there is no such record date, the consummation of, such merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event or sale of assets (during which time the Holder shall be entitled to convert this Debenture) and (b) the resulting successor or acquiring entity (if not the Borrower) assumes by written instrument the obligations of this Section 1.6(b). The above provisions shall similarly apply to successive consolidations, mergers, sales, transfers or share exchanges.

Adjustment Due to Distribution. If the Borrower shall declare or make any distribution of its assets (or rights to acquire its assets) to holders of Common Stock as a dividend, stock repurchase, by way of return of capital or otherwise (including any dividend or distribution to the Borrower's shareholders in cash or shares (or rights to acquire shares) of capital stock of a subsidiary (i.e., a spin-off)) (a "Distribution"), then the Holder of this Debenture shall be entitled, upon any conversion of this Debenture after the date of record for determining shareholders entitled to such Distribution, to receive the amount of such assets which would have been payable to the Holder with respect to the shares of Common Stock issuable upon such conversion had such Holder been the holder of such shares of

                                                                     EXHIBIT 1.4


Common Stock on the record date for the determination of shareholders entitled to such Distribution.

Adjustment Due to Dilutive Issuance. If, at any time when any Debentures are issued and outstanding, the Borrower issues or sells, or in accordance with this
Section 1.6(d) hereof is deemed to have issued or sold, any shares of Common Stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the Fixed Conversion Price in effect on the date of such issuance (or deemed issuance) of such shares of Common Stock (a "Dilutive Issuance"), then immediately upon the Dilutive Issuance, the Fixed Conversion Price will be reduced to the amount of the consideration per share received by the Borrower in such Dilutive Issuance; provided that only one adjustment will be made for each Dilutive Issuance.

The Borrower shall be deemed to have issued or sold shares of Common Stock if the Borrower in any manner issues or grants any warrants, rights or options, whether or not immediately exercisable, to subscribe for or to purchase Common Stock or other securities convertible into or exchangeable for Common Stock ("Convertible Securities") (such warrants, rights and options to purchase Common Stock or Convertible Securities are hereinafter referred to as "Options") and the price per share for which Common Stock is issuable upon the exercise of such Options is less than the Fixed Conversion Price then in effect, then the Fixed Conversion Price shall be equal to such price per share. For purposes of the preceding sentence, the "price per share for which Common Stock is issuable upon the exercise of such Options" is determined by dividing (i) the total amount, if any, received or receivable by the Borrower as consideration for the issuance or granting of all such Options, plus the minimum aggregate amount of additional consideration, if any, payable to the Borrower upon the exercise of all such Options, plus, in the case of Convertible Securities issuable upon the exercise of such Options, the minimum aggregate amount of additional consideration payable upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the exercise of all such Options (assuming full conversion of Convertible Securities, if applicable). No further adjustment to the Conversion Price will be made upon the actual issuance of such Common Stock upon the exercise of such Options or upon the conversion or exchange of Convertible Securities issuable upon exercise of such Options.

Additionally, the Borrower shall be deemed to have issued or sold shares of Common Stock if the Borrower in any manner issues or sells any Convertible Securities, whether or not immediately convertible (other than where the same are issuable upon the exercise of Options), and the price per share for which Common Stock is issuable upon such conversion or exchange is less than the Fixed Conversion Price then in effect, then the Fixed Conversion Price shall be equal to such price per share. For the purposes of the preceding sentence, the "price per share for which Common Stock is issuable upon such conversion or exchange" is determined by dividing (i) the total amount, if any, received or receivable by the Borrower as consideration for the issuance or sale of all such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Borrower upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities. No further adjustment to the Fixed Conversion Price will be made upon the actual issuance of such Common Stock upon conversion or exchange of such Convertible Securities.

Purchase Rights. If, at any time when any Debentures are issued and outstanding, the Borrower issues any convertible securities or rights to purchase stock, warrants, securities or other property (the "Purchase Rights") pro rata to the record holders of any class of Common Stock, then the Holder of this Debenture will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such Holder could have acquired if such Holder had held the number of shares of Common Stock acquirable upon complete conversion of this Debenture (without regard to any limitations on conversion contained herein) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

Notice of Adjustments. Upon the occurrence of each adjustment or readjustment of the Conversion Price as a result of the events described in this Section 1.6, the Borrower, at its expense, shall promptly compute such adjustment or readjustment and prepare and furnish to the Holder of a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Borrower shall, upon the written request at any time of the Holder, furnish to such Holder a like certificate setting forth (i) such adjustment or readjustment, (ii) the Conversion Price at the time in effect and (iii) the number of shares of Common Stock and the amount, if any, of other securities or property which at the time would be received upon conversion of the Debenture.

                                                                     EXHIBIT 1.4




Trading Market Limitations. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Borrower issue upon conversion of or otherwise pursuant to this Debenture and the other Debentures issued pursuant to the Purchase Agreement more than the maximum number of shares of Common Stock that the Borrower can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded (the "Maximum Share Amount"), which, as of the Issue Date shall be 6,656,807 shares (19.99% of the total shares outstanding on the Issue Date), subject to equitable adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Common Stock occurring after the date hereof. Once the Maximum Share Amount has been issued (the date of which is hereinafter referred to as the "Maximum Conversion Date"), if the Borrower fails to eliminate any prohibitions under applicable law or the rules or regulations of any stock exchange, interdealer quotation system or other self-regulatory organization with jurisdiction over the Borrower or any of its securities on the Borrower's ability to issue shares of Common Stock in excess of the Maximum Share Amount (a "Trading Market Prepayment Event"), in lieu of any further right to convert this Debenture, and in full satisfaction of the Borrower's obligations under this Debenture, the Borrower shall pay to the Holder, within fifteen (15) business days of the Maximum Conversion Date (the "Trading Market Prepayment Date"), an amount equal to 130% times the sum of (a) the then outstanding principal amount of this Debenture immediately following the Maximum Conversion Date, plus (b) accrued and unpaid interest on the unpaid principal amount of this Debenture to the Trading Market Prepayment Date, plus
(c) Default Interest, if any, on the amounts referred to in clause (a) and/or
(b) above, plus (d) any optional amounts that may be added thereto at the Maximum Conversion Date by the Holder in accordance with the terms hereof (the then outstanding principal amount of this Debenture immediately following the Maximum Conversion Date, plus the amounts referred to in clauses (b), (c) and
(d) above shall collectively be referred to as the "Remaining Convertible Amount"). With respect to each Holder of Debentures, the Maximum Share Amount shall refer to such Holder's pro rata share thereof determined in accordance with Section 4.8 below. In the event that the sum of (x) the aggregate number of shares of Common Stock issued upon conversion of this Debenture and the other Debentures issued pursuant to the Purchase Agreement plus (y) the aggregate number of shares of Common Stock that remain issuable upon conversion of this Debenture and the other Debentures issued pursuant to the Purchase Agreement, represents at least one hundred percent (100%) of the Maximum Share Amount (the "Triggering Event"), the Borrower will use its best efforts to seek and obtain Stockholder Approval (or obtain such other relief as will allow conversions hereunder in excess of the Maximum Share Amount) as soon as practicable following the Triggering Event and before the Maximum Conversion Date. As used herein, "Stockholder Approval" means approval by the stockholders of the Borrower to authorize the issuance of the full number of shares of Common Stock which would be issuable upon full conversion of the then outstanding Debentures but for the Maximum Share Amount.

Status as Stockholder. Upon submission of a Notice of Conversion by a Holder,
(i) the shares covered thereby (other than the shares, if any, which cannot be issued because their issuance would exceed such Holder's allocated portion of the Reserved Amount or Maximum Share Amount) shall be deemed converted into shares of Common Stock and (ii) the Holder's rights as a Holder of such converted portion of this Debenture shall cease and terminate, excepting only the right to receive certificates for such shares of Common Stock and to any remedies provided herein or otherwise available at law or in equity to such Holder because of a failure by the Borrower to comply with the terms of this Debenture. Notwithstanding the foregoing, if a Holder has not received certificates for all shares of Common Stock prior to the tenth (10th) business day after the expiration of the Deadline with respect to a conversion of any portion of this Debenture for any reason, then (unless the Holder otherwise elects to retain its status as a holder of Common Stock by so notifying the Borrower) the Holder shall regain the rights of a Holder of this Debenture with respect to such unconverted portions of this Debenture and the Borrower shall, as soon as practicable, return such unconverted Debenture to the Holder or, if the Debenture has not been surrendered, adjust its records to reflect that such portion of this Debenture has not been converted. In all cases, the Holder shall retain all of its rights and remedies (including, without limitation, (i) the right to receive Conversion Default Payments pursuant to Section 1.3 to the extent required thereby for such Conversion Default and any subsequent Conversion Default and (ii) the right to have the Conversion Price with respect to subsequent conversions determined in accordance with Section 1.3) for the Borrower's failure to convert this Debenture.

                                                                     EXHIBIT 1.4




CERTAIN COVENANTS

Distributions on Capital Stock. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not without the Holder's written consent (a) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock other than dividends on shares of Common Stock solely in the form of additional shares of Common Stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock except for distributions pursuant to any shareholders' rights plan which is approved by a majority of the Borrower's disinterested directors.

Restriction on Stock Repurchases. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not without the Holder's written consent redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Borrower or any warrants, rights or options to purchase or acquire any such shares.

Borrowings. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not, without the Holder's written consent, create, incur, assume or suffer to exist any liability for borrowed money, except (a) borrowings in existence or committed on the date hereof and of which the Borrower has informed Holder in writing prior to the date hereof (including that certain line of credit between the Company and Alliance Equities providing for up to $7,000,000 of borrowings), (b) indebtedness to trade creditors or financial institutions incurred in the ordinary course of business or (c) borrowings, the proceeds of which shall be used to repay this Debenture.

Sale of Assets. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not, without the Holder's written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business. Any consent to the disposition of any assets may be conditioned on a specified use of the proceeds of disposition.

Advances and Loans. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not, without the Holder's written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries and affiliates of the Borrower, except loans, credits or advances
(a) in existence or committed on the date hereof and which the Borrower has informed Holder in writing prior to the date hereof, (b) made in the ordinary course of business or (c) not in excess of $50,000.

Contingent Liabilities. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not, without the Holder's written consent, assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any person, firm, partnership, joint venture or corporation, except by the endorsement of negotiable instruments for deposit or collection and except assumptions, guarantees, endorsements and contingencies
(a) in existence or committed on the date hereof and which the Borrower has informed Holder in writing prior to the date hereof, and (b) similar transactions in the ordinary course of business.



EVENTS OF DEFAULT

If any of the following events of default (each, an "Event of Default") shall occur:

Failure to Pay Principal or Interest. The Borrower fails to pay the principal hereof or interest thereon when due on this Debenture, whether at maturity, upon a Trading Market Prepayment Event pursuant to Section 1.7, upon acceleration or otherwise;

Conversion and the Shares. The Borrower fails to issue shares of Common Stock to the Holder (or announces or threatens that it will not honor its obligation to do so) upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Debenture (for a period of at least sixty (60) days, if such failure is solely as a result of the circumstances governed by
Section 1.3 and the Borrower is using its best efforts to authorize a sufficient number of shares of Common Stock as soon as practicable), fails to transfer or cause its transfer agent to transfer (electronically or in certificated form) any certificate for shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Debenture as and when required by this Debenture or the Registration Rights Agreement, or fails to remove any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Debenture as and when required by this Debenture or the Registration Rights Agreement (or makes any announcement, statement or threat that it does not intend to honor the

                                                                     EXHIBIT 1.4


obligations described in this paragraph) and any such failure shall continue uncured (or any announcement, statement or threat not to honor its obligations shall not be rescinded in writing) for ten (10) days after the Borrower shall have been notified thereof in writing by the Holder;

Failure to Timely File Registration or Effect Registration. The Borrower fails to file the Registration Statement within forty-five (45) days following the Filing Date (as defined in the Registration Rights Agreement) or obtain effectiveness with the Securities and Exchange Commission of the Registration Statement within one hundred twenty (120) days following the Filing Date or such Registration Statement lapses in effect (or sales cannot otherwise be made thereunder effective, whether by reason of the Borrower's failure to amend or supplement the prospectus included therein in accordance with the Registration Rights Agreement or otherwise) for more than twenty (20) consecutive days or forty (40) days in any twelve month period after the Registration Statement becomes effective;

Breach of Covenants. The Borrower breaches any material covenant or other material term or condition contained in Sections 1.3, 1.6 or 1.7 of this Debenture, or Sections 4(c), 4(e), 4(h), 4(i), 4(j) or 5 of the Purchase Agreement and such breach continues for a period of ten (10) days after written notice thereof to the Borrower from the Holder;

Breach of Representations and Warranties. Any representation or warranty of the Borrower made herein or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith (including, without limitation, the Purchase Agreement and the Registration Rights Agreement), shall be false or misleading in any material respect when made and the breach of which has (or with the passage of time will have) a material adverse effect on the rights of the Holder with respect to this Debenture, the Purchase Agreement or the Registration Rights Agreement;

Receiver or Trustee. The Borrower or any subsidiary of the Borrower shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee shall otherwise be appointed;

Judgments. Any money judgment, writ or similar process shall be entered or filed against the Borrower or any subsidiary of the Borrower or any of its property or other assets for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of twenty (20) days unless otherwise consented to by the Holder, which consent will not be unreasonably withheld;

Bankruptcy. Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Borrower or any subsidiary of the Borrower;

Delisting of Common Stock. The Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTCBB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange; or

Default Under Other Debentures. An Event of Default has occurred and is continuing under any of the other Debentures issued pursuant to the Purchase Agreement;

then, upon the occurrence and during the continuation of any Event of Default specified in Section 3.1, 3.2, 3.3, 3.4, 3.5, 3.7, 3.9, or 3.10, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Debentures issued pursuant to the Purchase Agreement exercisable through the delivery of written notice to the Borrower by such Holders (the "Default Notice"), and upon the occurrence of an Event of Default specified in
Section 3.6 or 3.8, the Debentures shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Debenture plus (x) accrued and unpaid interest on the unpaid principal amount of this Debenture to the date of payment (the "Mandatory Prepayment Date") plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof or pursuant to Section 2(c) of the Registration Rights Agreement (the then outstanding principal amount of this Debenture to the date of payment plus the amounts referred to in clauses (x),
(y) and (z) shall collectively be known as the "Default Sum") or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with Article I, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory

                                                                     EXHIBIT 1.4



Prepayment Date (the "Default Amount") and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the Holder shall be entitled to exercise all other rights and remedies available at law or in equity. If the Borrower fails to pay the Default Amount within five
(5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.



MISCELLANEOUS

Failure or Indulgence Not Waiver. No failure or delay on the part of the Holder in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privileges. All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

Notices. Any notice herein required or permitted to be given shall be in writing and may be personally served or delivered by courier or sent by United States mail and shall be deemed to have been given upon receipt if personally served (which shall include telephone line facsimile transmission) or sent by courier or three (3) days after being deposited in the United States mail, certified, with postage pre-paid and properly addressed, if sent by mail. For the purposes hereof, the address of the Holder shall be as shown on the records of the Borrower; and the address of the Borrower shall be 1280 Bison, Suite B9-597, Newport Beach, California 92660, facsimile number: 949-760-3670). Both the Holder and the Borrower may change the address for service by service of written notice to the other as herein provided.

Amendments. This Debenture and any provision hereof may only be amended by an instrument in writing signed by the Borrower and the Holder. The term "Debenture" and all reference thereto, as used throughout this instrument, shall mean this instrument (and the other Debentures issued pursuant to the Purchase Agreement) as originally executed, or if later amended or supplemented, then as so amended or supplemented.

Assignability. This Debenture shall be binding upon the Borrower and its successors and assigns, and shall inure to be the benefit of the Holder and its successors and assigns. Each transferee of this Debenture must be an "accredited investor" (as defined in Rule 501(a) of the 1933 Act). Notwithstanding anything in this Debenture to the contrary, this Debenture may be pledged as collateral in connection with a bona fide margin account or other lending arrangement.

Cost of Collection. If default is made in the payment of this Debenture, the Borrower shall pay the Holder hereof costs of collection, including reasonable attorneys' fees.

Governing Law. THIS DEBENTURE SHALL BE ENFORCED, GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY SUBMITS TO THE EXCLUSIVE JURISDICTION OF THE UNITED STATES FEDERAL COURTS LOCATED IN NEW YORK, NEW YORK WITH RESPECT TO ANY DISPUTE ARISING UNDER THIS DEBENTURE, THE AGREEMENTS ENTERED INTO IN CONNECTION HEREWITH OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. BOTH PARTIES IRREVOCABLY WAIVE THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH SUIT OR PROCEEDING. BOTH PARTIES FURTHER AGREE THAT SERVICE OF PROCESS UPON A PARTY MAILED BY FIRST CLASS MAIL SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE PARTY IN ANY SUCH SUIT OR PROCEEDING. NOTHING HEREIN SHALL AFFECT EITHER PARTY'S RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW. BOTH PARTIES AGREE THAT A FINAL NON-APPEALABLE JUDGMENT IN ANY SUCH SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON SUCH JUDGMENT OR IN ANY OTHER LAWFUL MANNER. THE PARTY WHICH DOES NOT PREVAIL IN ANY DISPUTE ARISING UNDER THIS DEBENTURE SHALL BE RESPONSIBLE FOR ALL FEES AND EXPENSES, INCLUDING ATTORNEYS' FEES, INCURRED BY THE PREVAILING PARTY IN CONNECTION WITH SUCH DISPUTE.

Certain Amounts. Whenever pursuant to this Debenture the Borrower is required to pay an amount in excess of the outstanding principal amount (or the portion thereof required to be paid at that time) plus accrued and unpaid interest plus Default Interest on such interest, the Borrower and the Holder agree that the actual damages to the Holder from the receipt of cash payment on this Debenture may be difficult to determine and the amount to be so paid by the Borrower represents stipulated damages and not a penalty and is intended to compensate the Holder in part for loss of the opportunity to convert this Debenture and to earn a return from the sale of shares of

                                                                     EXHIBIT 1.4

Common Stock acquired upon conversion of this Debenture at a price in excess of the price paid for such shares pursuant to this Debenture. The Borrower and the Holder hereby agree that such amount of stipulated damages is not plainly disproportionate to the possible loss to the Holder from the receipt of a cash payment without the opportunity to convert this Debenture into shares of Common Stock.

Allocations of Maximum Share Amount and Reserved Amount. The Maximum Share Amount and Reserved Amount shall be allocated pro rata among the Holders of Debentures based on the principal amount of such Debentures issued to each Holder. Each increase to the Maximum Share Amount and Reserved Amount shall be allocated pro rata among the Holders of Debentures based on the principal amount of such Debentures held by each Holder at the time of the increase in the Maximum Share Amount or Reserved Amount. In the event a Holder shall sell or otherwise transfer any of such Holder's Debentures, each transferee shall be allocated a pro rata portion of such transferor's Maximum Share Amount and Reserved Amount. Any portion of the Maximum Share Amount or Reserved Amount which remains allocated to any person or entity which does not hold any Debentures shall be allocated to the remaining Holders of Debentures, pro rata based on the principal amount of such Debentures then held by such Holders.

Damages Shares. The shares of Common Stock that may be issuable to the Holder pursuant to Sections 1.3 and 1.4(g) hereof and pursuant to Section 2(c) of the Registration Rights Agreement ("Damages Shares") shall be treated as Common Stock issuable upon conversion of this Debenture for all purposes hereof and shall be subject to all of the limitations and afforded all of the rights of the other shares of Common Stock issuable hereunder, including without limitation, the right to be included in the Registration Statement filed pursuant to the Registration Rights Agreement. For purposes of calculating interest payable on the outstanding principal amount hereof, except as otherwise provided herein, amounts convertible into Damages Shares ("Damages Amounts") shall not bear interest but must be converted prior to the conversion of any outstanding principal amount hereof, until the outstanding Damages Amounts is zero.

Denominations. At the request of the Holder, upon surrender of this Debenture, the Borrower shall promptly issue new Debentures in the aggregate outstanding principal amount hereof, in the form hereof, in such denominations of at least $50,000 as the Holder shall request.

Purchase Agreement. By its acceptance of this Debenture, each Holder agrees to be bound by the applicable terms of the Purchase Agreement.

Notice of Corporate Events. Except as otherwise provided below, the Holder of this Debenture shall have no rights as a Holder of Common Stock unless and only to the extent that it converts this Debenture into Common Stock. The Borrower shall provide the Holder with prior notification of any meeting of the Borrower's shareholders (and copies of proxy materials and other information sent to shareholders). In the event of any taking by the Borrower of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, any right to subscribe for, purchase or otherwise acquire (including by way of merger, consolidation, reclassification or recapitalization) any share of any class or any other securities or property, or to receive any other right, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed sale, lease or conveyance of all or substantially all of the assets of the Borrower or any proposed liquidation, dissolution or winding up of the Borrower, the Borrower shall mail a notice to the Holder, at least twenty (20) days prior to the record date specified therein (or thirty (30) days prior to the consummation of the transaction or event, whichever is earlier), of the date on which any such record is to be taken for the purpose of such dividend, distribution, right or other event, and a brief statement regarding the amount and character of such dividend, distribution, right or other event to the extent known at such time. The Borrower shall make a public announcement of any event requiring notification to the Holder hereunder substantially simultaneously with the notification to the Holder in accordance with the terms of this Section 4.12.

Remedies. The Borrower acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder, by vitiating the intent and purpose of the transaction contemplated hereby. Accordingly, the Borrower acknowledges that the remedy at law for a breach of its obligations under this Debenture will be inadequate and agrees, in the event of a breach or threatened breach by the Borrower of the provisions of this Debenture, that the Holder shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Debenture and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.

                                                                     EXHIBIT 1.4



OPTIONAL PREPAYMENT

Optional Prepayment. Notwithstanding anything to the contrary contained in this
Article V for not more than thirty (30) days from the date hereof, so long as
(i) no Event of Default or Trading Market Prepayment Event shall have occurred and be continuing, and (ii) the Borrower has a sufficient number of authorized shares of Common Stock reserved for issuance upon full conversion of the Debentures, then at any time after the Issue Date, the Borrower shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Holders of the Debentures (which notice may not be sent to the Holders of the Debentures until the Borrower is permitted to prepay the Debentures pursuant to this Section 5.1), to prepay all of the outstanding Debentures in accordance with this Section 5.1. Any notice of prepayment hereunder (an "Optional Prepayment") shall be delivered to the Holders of the Debentures at their registered addresses appearing on the books and records of the Borrower and shall state (1) that the Borrower is exercising its right to prepay all of the Debentures issued on the Issue Date and (2) the date of prepayment (the "Optional Prepayment Notice"). On the date fixed for prepayment (the "Optional Prepayment Date"), the Borrower shall make payment of the Optional Prepayment Amount (as defined below) to or upon the order of the Holders as specified by the Holders in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date. If the Borrower exercises its right to prepay the Debentures, the Borrower shall make payment to the holders of an amount in cash (the "Optional Prepayment Amount") equal to 130% multiplied by the sum of (w) the then outstanding principal amount of this Debenture plus (x) accrued and unpaid interest on the unpaid principal amount of this Debenture to the Optional Prepayment Date plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x) plus (z) any amounts owed to the Holder pursuant to Sections
1.3 and 1.4(g) hereof or pursuant to Section 2(c) of the Registration Rights Agreement (the then outstanding principal amount of this Debenture to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "Optional Prepayment Sum"). Notwithstanding notice of an Optional Prepayment, the Holders shall at all times prior to the Optional Prepayment Date maintain the right to convert all or any portion of the Debentures in accordance with Article I and any portion of Debentures so converted after receipt of an Optional Prepayment Notice and prior to the Optional Prepayment Date set forth in such notice and payment of the aggregate Optional Prepayment Amount shall be deducted from the principal amount of Debentures which are otherwise subject to prepayment pursuant to such notice. If the Borrower delivers an Optional Prepayment Notice and fails to pay the Optional Prepayment Amount due to the Holders of the Debentures within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to redeem the Debentures pursuant to this Section 5.1.

















[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                                     EXHIBIT 1.4

IN WITNESS WHEREOF, Borrower has caused this Debenture to be signed in its name by its duly authorized officer this 31st day of March, 2003.



KANAKARIS WIRELESS



By:        ______________________________

Alex F. Kanakaris

Chairman and Chief Executive Officer

                                                                     EXHIBIT 1.4

EXHIBIT A

NOTICE OF CONVERSION
(To be Executed by the Registered Holder in order to Convert the Debentures)

The undersigned hereby irrevocably elects to convert $________principal amount of the Debenture (defined below) into shares of common stock, par value $0.001 per share ("Common Stock"), of Kanakaris Wireless, a Nevada corporation (the "Borrower") according to the conditions of the convertible debentures of the Borrower dated as of March 31, 2003 (the "Debentures"), as of the date written below. If securities are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto and is delivering herewith such certificates. No fee will be charged to the Holder for any conversion, except for transfer taxes, if any. A copy of each Debenture is attached hereto (or evidence of loss, theft or destruction thereof).

The Borrower shall electronically transmit the Common Stock issuable pursuant to this Notice of Conversion to the account of the undersigned or its nominee with DTC through its Deposit Withdrawal Agent Commission system ("DWAC Transfer").

Name of DTC Prime Broker:
                         -------------------------------------------------------

Account Number:
               -----------------------------------------------------------------



In lieu of receiving shares of Common Stock issuable pursuant to this Notice of Conversion by way of a DWAC Transfer, the undersigned hereby requests that the Borrower issue a certificate or certificates for the number of shares of Common Stock set forth below (which numbers are based on the Holder's calculation attached hereto) in the name(s) specified immediately below or, if additional space is necessary, on an attachment hereto:

Name:
     ---------------------------------------------------------------------------

Address:
        ------------------------------------------------------------------------



The undersigned represents and warrants that all offers and sales by the undersigned of the securities issuable to the undersigned upon conversion of the Debentures shall be made pursuant to registration of the securities under the Securities Act of 1933, as amended (the "Act"), or pursuant to an exemption from registration under the Act.

Date of Conversion:___________________________

Applicable Conversion Price:____________________

Number of Shares of Common Stock to be Issued

Pursuant to Conversion of the Debentures:______________

Signature:___________________________________

Name:______________________________________

Address:____________________________________



The Borrower shall issue and deliver shares of Common Stock to an overnight courier not later than three business days following receipt of the original Debenture(s) to be converted, and shall make payments pursuant to the Debentures for the number of business days such issuance and delivery is late.

                                                                     EXHIBIT 1.5




THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THE SECURITIES MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER SAID ACT, OR AN OPINION OF COUNSEL IN FORM, SUBSTANCE AND SCOPE CUSTOMARY FOR OPINIONS OF COUNSEL IN COMPARABLE TRANSACTIONS THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR UNLESS SOLD PURSUANT TO RULE 144 UNDER SAID ACT.



SECURED CONVERTIBLE DEBENTURE

Newport Beach, California

March 31, 2003       $75,000



FOR VALUE RECEIVED, KANAKARIS WIRELESS, a Nevada corporation (hereinafter called the "Borrower"), hereby promises to pay to the order of AJW Qualified Partners, LLC or registered assigns (the "Holder") the sum of Seventy-Five Thousand Dollars ($75,000), on March 31, 2004 (the "Maturity Date"), and to pay interest on the unpaid principal balance hereof at the rate of twelve percent (12%) per annum from March 31, 2003 (the "Issue Date") until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest on this Debenture which is not paid when due shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid ("Default Interest"). Interest shall commence accruing on the issue date, shall be computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable, at the option of the Holder, either quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2003, or at the time of conversion of the principal to which such interest relates in accordance with Article I below. All payments due hereunder (to the extent not converted into common stock, par value $0.001 per share, of the Borrower (the "Common Stock") in accordance with the terms hereof) shall be made in lawful money of the United States of America or, at the option of the Company, in whole or in part, in shares of Common Stock of the Borrower valued at the then applicable Conversion Price (as defined herein). All payments shall be made at such address as the Holder shall hereafter give to the Borrower by written notice made in accordance with the provisions of this Debenture. Whenever any amount expressed to be due by the terms of this Debenture is due on any day which is not a business day, the same shall instead be due on the next succeeding day which is a business day and, in the case of any interest payment date which is not the date on which this Debenture is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date. As used in this Debenture, the term "business day" shall mean any day other than a Saturday, Sunday or a day on which commercial banks in the city of New York, New York are authorized or required by law or executive order to remain closed. Each capitalized term used herein, and not otherwise defined, shall have the meaning ascribed thereto in that certain Securities Purchase Agreement, dated January 16, 2003, pursuant to which this Debenture was originally issued (the "Purchase Agreement").

This Debenture is free from all taxes, liens, claims and encumbrances with respect to the issue thereof and shall not be subject to preemptive rights or other similar rights of stockholders of the Borrower and will not impose personal liability upon the holder thereof. The obligations of the Borrower under this Debenture shall be secured by that certain Security Agreement dated by and between the Borrower and the Holder of even date herewith.

The following terms shall apply to this Debenture:



CONVERSION RIGHTS

Conversion Right. The Holder shall have the right from time to time, and at any time on or prior to the earlier of (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in Article III) pursuant to Section 1.6(a) or Article III, the Optional Prepayment Amount (as defined in Section 5.1 or any payments pursuant to Section 1.7, each in respect of the remaining outstanding principal amount of this Debenture to convert all or any part of the outstanding and unpaid principal amount of this Debenture into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price (the "Conversion Price") determined as provided herein (a "Conversion"); provided, however, that in no event shall the Holder be entitled to convert any portion of this Debenture in excess of that portion of this Debenture upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Debentures or the unexercised or unconverted portion of any other security of the Borrower (including, without limitation, the warrants issued by the Borrower pursuant to the Purchase Agreement) subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of

                                                                     EXHIBIT 1.5


the portion of this Debenture with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D-G thereunder, except as otherwise provided in clause (1) of such proviso. The Holder of this Debenture may waive the limitations set forth herein by sixty-one (61) days written notice to the Company. The number of shares of Common Stock to be issued upon each conversion of this Debenture shall be determined by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the "Notice of Conversion"), delivered to the Borrower by the Holder in accordance with Section 1.4 below; provided that the Notice of Conversion is submitted by facsimile (or by other means resulting in, or reasonably expected to result in, notice) to the Borrower before 6:00 p.m., New York, New York time on such conversion date (the "Conversion Date"). The term "Conversion Amount" means, with respect to any conversion of this Debenture, the sum of (1) the principal amount of this Debenture to be converted in such conversion plus (2) accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Debenture to the Conversion Date plus (3) Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at the Holder's option, any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof or pursuant to Section 2(c) of that certain Registration Rights Agreement, dated as of January 16, 2003, executed in connection with the initial issuance of this Debenture and the other Debentures issued on the Issue Date (the "Registration Rights Agreement").

Conversion Price.

Calculation of Conversion Price. The Conversion Price shall be the lesser of (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (as defined herein) (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean the Applicable Percentage (as defined herein) multiplied by the Market Price (as defined herein). "Market Price" means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile (the "Conversion Date"). "Trading Price" means, for any security as of any date, the intraday trading price on the Over-the-Counter Bulletin Board (the "OTCBB") as reported by a reliable reporting service mutually acceptable to and hereafter designated by Holders of a majority in interest of the Debentures and the Borrower or, if the OTCBB is not the principal trading market for such security, the intraday trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no intraday trading price of such security is available in any of the foregoing manners, the average of the intraday trading prices of any market makers for such security that are listed in the "pink sheets" by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Debentures being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Debentures. "Trading Day" shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. "Applicable Percentage" shall mean 40%. The "Fixed Conversion Price" shall mean $0.01.

Conversion Price During Major Announcements. Notwithstanding anything contained in Section 1.2(a) to the contrary, in the event the Borrower (i) makes a public announcement that it intends to consolidate or merge with any other corporation (other than a merger in which the Borrower is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Borrower or (ii) any person, group or entity (including the Borrower) publicly announces a tender offer to purchase 50% or more of the Borrower's Common Stock (or any other takeover scheme) (the date of the announcement referred to in clause (i) or (ii) is hereinafter referred to as the "Announcement Date"), then the Conversion Price shall, effective upon the Announcement Date and continuing through the Adjusted Conversion Price Termination Date (as defined below), be equal to the lower of
(x) the Conversion Price which would have been applicable for a Conversion occurring on the Announcement Date and (y) the Conversion Price that would otherwise be in effect. From and after the Adjusted Conversion Price Termination Date, the Conversion Price shall be determined as set forth in this Section 1.2(a). For purposes hereof, "Adjusted Conversion Price Termination Date" shall mean, with respect to any proposed transaction or tender offer (or takeover scheme) for which a public announcement as contemplated by this Section 1.2(b) has been made, the date upon which the Borrower (in the case of clause (i) above) or the person, group or entity (in the case of clause (ii) above) consummates or publicly announces the termination or abandonment of the proposed transaction or tender offer (or takeover scheme) which caused this Section 1.2(b) to become operative.

Authorized Shares. Subject to the Stockholder Approval (as defined in the Purchase Agreement), the Borrower covenants that during the period the conversion right exists, the Borrower will reserve from its authorized and unissued Common Stock a sufficient number of

                                                                     EXHIBIT 1.5


shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Debenture and the other Debentures issued pursuant to the Purchase Agreement. Subject to the Stockholder Approval (as defined in the Purchase Agreement), the Borrower is required at all times to have authorized and reserved two times the number of shares that is actually issuable upon full conversion of the Debentures (based upon the Conversion Price of the Debentures in effect from time to time) (the "Reserved Amount"). The Reserved Amount shall be increased from time to time in accordance with the Borrower's obligations pursuant to Section 4(h) of the Purchase Agreement. The Borrower represents that upon issuance, such shares will be duly and validly issued, fully paid and non-assessable. In addition, if the Borrower shall issue any securities or make any change to its capital structure which would change the number of shares of Common Stock into which the Debentures shall be convertible at the then current Conversion Price, the Borrower shall at the same time make proper provision so that thereafter there shall be a sufficient number of shares of Common Stock authorized and reserved, free from preemptive rights, for conversion of the outstanding Debentures. The Borrower (i) acknowledges that it has irrevocably instructed its transfer agent to issue certificates for the Common Stock issuable upon conversion of this Debenture, and (ii) agrees that its issuance of this Debenture shall constitute full authority to its officers and agents who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of Common Stock in accordance with the terms and conditions of this Debenture.

If, at any time a Holder of this Debenture submits a Notice of Conversion, and the Borrower does not have sufficient authorized but unissued shares of Common Stock available to effect such conversion in accordance with the provisions of this Article I (a "Conversion Default"), subject to Section 4.8, the Borrower shall issue to the Holder all of the shares of Common Stock which are then available to effect such conversion. The portion of this Debenture which the Holder included in its Conversion Notice and which exceeds the amount which is then convertible into available shares of Common Stock (the "Excess Amount") shall, notwithstanding anything to the contrary contained herein, not be convertible into Common Stock in accordance with the terms hereof until (and at the Holder's option at any time after) the date additional shares of Common Stock are authorized by the Borrower to permit such conversion, at which time the Conversion Price in respect thereof shall be the lesser of (i) the Conversion Price on the Conversion Default Date (as defined below) and (ii) the Conversion Price on the Conversion Date thereafter elected by the Holder in respect thereof. In addition, the Borrower shall pay to the Holder payments ("Conversion Default Payments") for a Conversion Default in the amount of (x) the sum of (1) the then outstanding principal amount of this Debenture plus (2) accrued and unpaid interest on the unpaid principal amount of this Debenture through the Authorization Date (as defined below) plus (3) Default Interest, if any, on the amounts referred to in clauses (1) and/or (2), multiplied by (y) ..24, multiplied by (z) (N/365), where N = the number of days from the day the holder submits a Notice of Conversion giving rise to a Conversion Default (the "Conversion Default Date") to the date (the "Authorization Date") that the Borrower authorizes a sufficient number of shares of Common Stock to effect conversion of the full outstanding principal balance of this Debenture. The Borrower shall use its best efforts to authorize a sufficient number of shares of Common Stock as soon as practicable following the earlier of (i) such time that the Holder notifies the Borrower or that the Borrower otherwise becomes aware that there are or likely will be insufficient authorized and unissued shares to allow full conversion thereof and (ii) a Conversion Default. The Borrower shall send notice to the Holder of the authorization of additional shares of Common Stock, the Authorization Date and the amount of Holder's accrued Conversion Default Payments. The accrued Conversion Default Payments for each calendar month shall be paid in cash or shall be convertible into Common Stock (at such time as there are sufficient authorized shares of Common Stock) at the applicable Conversion Price, at the Holder's option, as follows:

In the event Holder elects to take such payment in cash, cash payment shall be made to Holder by the fifth (5th) day of the month following the month in which it has accrued; and

In the event Holder elects to take such payment in Common Stock, the Holder may convert such payment amount into Common Stock at the Conversion Price (as in effect at the time of conversion) at any time after the fifth day of the month following the month in which it has accrued in accordance with the terms of this
Article I (so long as there is then a sufficient number of authorized shares of Common Stock).

The Holder's election shall be made in writing to the Borrower at any time prior to 6:00 p.m., New York, New York time, on the third day of the month following the month in which Conversion Default payments have accrued. If no election is made, the Holder shall be deemed to have elected to receive cash. Nothing herein shall limit the Holder's right to pursue actual damages (to the extent in excess of the Conversion Default Payments) for the Borrower's failure to maintain a sufficient number of authorized shares of Common Stock, and each holder shall have the right to pursue all remedies available at law or in equity (including degree of specific performance and/or injunctive relief).

Method of Conversion.

Mechanics of Conversion. Subject to Section 1.1, this Debenture may be converted by the Holder in whole or in part at any time from time to time after the Issue Date, by (A) submitting to the Borrower a Notice of Conversion (by facsimile or other reasonable means of communication dispatched on the Conversion Date prior to 6:00 p.m., New York, New York time) and (B) subject to Section 1.4(b), surrendering this Debenture at the principal office of the Borrower.

                                                                     EXHIBIT 1.5




Surrender of Debenture Upon Conversion. Notwithstanding anything to the contrary set forth herein, upon conversion of this Debenture in accordance with the terms hereof, the Holder shall not be required to physically surrender this Debenture to the Borrower unless the entire unpaid principal amount of this Debenture is so converted. The Holder and the Borrower shall maintain records showing the principal amount so converted and the dates of such conversions or shall use such other method, reasonably satisfactory to the Holder and the Borrower, so as not to require physical surrender of this Debenture upon each such conversion. In the event of any dispute or discrepancy, such records of the Borrower shall be controlling and determinative in the absence of manifest error. Notwithstanding the foregoing, if any portion of this Debenture is converted as aforesaid, the Holder may not transfer this Debenture unless the Holder first physically surrenders this Debenture to the Borrower, whereupon the Borrower will forthwith issue and deliver upon the order of the Holder a new Debenture of like tenor, registered as the Holder (upon payment by the Holder of any applicable transfer taxes) may request, representing in the aggregate the remaining unpaid principal amount of this Debenture. The Holder and any assignee, by acceptance of this Debenture, acknowledge and agree that, by reason of the provisions of this paragraph, following conversion of a portion of this Debenture, the unpaid and unconverted principal amount of this Debenture represented by this Debenture may be less than the amount stated on the face hereof.

Payment of Taxes. The Borrower shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock or other securities or property on conversion of this Debenture in a name other than that of the Holder (or in street name), and the Borrower shall not be required to issue or deliver any such shares or other securities or property unless and until the person or persons (other than the Holder or the custodian in whose street name such shares are to be held for the Holder's account) requesting the issuance thereof shall have paid to the Borrower the amount of any such tax or shall have established to the satisfaction of the Borrower that such tax has been paid.

Delivery of Common Stock Upon Conversion. Upon receipt by the Borrower from the Holder of a facsimile transmission (or other reasonable means of communication) of a Notice of Conversion meeting the requirements for conversion as provided in this Section 1.4, the Borrower shall issue and deliver or cause to be issued and delivered to or upon the order of the Holder certificates for the Common Stock issuable upon such conversion within two (2) business days after such receipt (and, solely in the case of conversion of the entire unpaid principal amount hereof, surrender of this Debenture) (such second business day being hereinafter referred to as the "Deadline") in accordance with the terms hereof and the Purchase Agreement (including, without limitation, in accordance with the requirements of Section 2(g) of the Purchase Agreement that certificates for shares of Common Stock issued on or after the effective date of the Registration Statement upon conversion of this Debenture shall not bear any restrictive legend).

Obligation of Borrower to Deliver Common Stock. Upon receipt by the Borrower of a Notice of Conversion, the Holder shall be deemed to be the holder of record of the Common Stock issuable upon such conversion, the outstanding principal amount and the amount of accrued and unpaid interest on this Debenture shall be reduced to reflect such conversion, and, unless the Borrower defaults on its obligations under this Article I, all rights with respect to the portion of this Debenture being so converted shall forthwith terminate except the right to receive the Common Stock or other securities, cash or other assets, as herein provided, on such conversion. If the Holder shall have given a Notice of Conversion as provided herein, the Borrower's obligation to issue and deliver the certificates for Common Stock shall be absolute and unconditional, irrespective of the absence of any action by the Holder to enforce the same, any waiver or consent with respect to any provision thereof, the recovery of any judgment against any person or any action to enforce the same, any failure or delay in the enforcement of any other obligation of the Borrower to the holder of record, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder of any obligation to the Borrower, and irrespective of any other circumstance which might otherwise limit such obligation of the Borrower to the Holder in connection with such conversion. The Conversion Date specified in the Notice of Conversion shall be the Conversion Date so long as the Notice of Conversion is received by the Borrower before 6:00 p.m., New York, New York time, on such date.

Delivery of Common Stock by Electronic Transfer. In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Borrower's transfer agent is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer ("FAST") program, upon request of the Holder and its compliance with the provisions contained in Section 1.1 and in this Section 1.4, the Borrower shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Holder by crediting the account of Holder's Prime Broker with DTC through its Deposit Withdrawal Agent Commission ("DWAC") system.

Failure to Deliver Common Stock Prior to Deadline. Without in any way limiting the Holder's right to pursue other remedies, including actual damages and/or equitable relief, the parties agree that if delivery of the Common Stock issuable upon conversion of this Debenture is more than two (2) days after the Deadline (other than a failure due to the circumstances described in Section 1.3 above, which failure shall be governed by such Section) the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the Deadline that the Borrower fails

                                                                     EXHIBIT 1.5


to deliver such Common Stock. Such cash amount shall be paid to Holder by the fifth day of the month following the month in which it has accrued or, at the option of the Holder (by written notice to the Borrower by the first day of the month following the month in which it has accrued), shall be added to the principal amount of this Debenture, in which event interest shall accrue thereon in accordance with the terms of this Debenture and such additional principal amount shall be convertible into Common Stock in accordance with the terms of this Debenture.

Concerning the Shares. The shares of Common Stock issuable upon conversion of this Debenture may not be sold or transferred unless (i) such shares are sold pursuant to an effective registration statement under the Act or (ii) the Borrower or its transfer agent shall have been furnished with an opinion of counsel (which opinion shall be in form, substance and scope customary for opinions of counsel in comparable transactions) to the effect that the shares to be sold or transferred may be sold or transferred pursuant to an exemption from such registration or (iii) such shares are sold or transferred pursuant to Rule 144 under the Act (or a successor rule) ("Rule 144") or (iv) such shares are transferred to an "affiliate" (as defined in Rule 144) of the Borrower who agrees to sell or otherwise transfer the shares only in accordance with this
Section 1.5 and who is an Accredited Investor (as defined in the Purchase Agreement). Except as otherwise provided in the Purchase Agreement (and subject to the removal provisions set forth below), until such time as the shares of Common Stock issuable upon conversion of this Debenture have been registered under the Act as contemplated by the Registration Rights Agreement or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of Common Stock issuable upon conversion of this Debenture that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a legend substantially in the following form, as appropriate:

"THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE SECURITIES MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER SAID ACT, OR AN OPINION OF COUNSEL IN FORM, SUBSTANCE AND SCOPE CUSTOMARY FOR OPINIONS OF COUNSEL IN COMPARABLE TRANSACTIONS, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT UNLESS SOLD PURSUANT TO RULE 144 UNDER SAID ACT."

The legend set forth above shall be removed and the Borrower shall issue to the Holder a new certificate therefor free of any transfer legend if (i) the Borrower or its transfer agent shall have received an opinion of counsel, in form, substance and scope customary for opinions of counsel in comparable transactions, to the effect that a public sale or transfer of such Common Stock may be made without registration under the Act and the shares are so sold or transferred, (ii) such Holder provides the Borrower or its transfer agent with reasonable assurances that the Common Stock issuable upon conversion of this Debenture (to the extent such securities are deemed to have been acquired on the same date) can be sold pursuant to Rule 144 or (iii) in the case of the Common Stock issuable upon conversion of this Debenture, such security is registered for sale by the Holder under an effective registration statement filed under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold. Nothing in this Debenture shall (i) limit the Borrower's obligation under the Registration Rights Agreement or (ii) affect in any way the Holder's obligations to comply with applicable prospectus delivery requirements upon the resale of the securities referred to herein.

Effect of Certain Events.

Effect of Merger, Consolidation, Etc. At the option of the Holder, the sale, conveyance or disposition of all or substantially all of the assets of the Borrower, the effectuation by the Borrower of a transaction or series of related transactions in which more than 50% of the voting power of the Borrower is disposed of, or the consolidation, merger or other business combination of the Borrower with or into any other Person (as defined below) or Persons when the Borrower is not the survivor shall either: (i) be deemed to be an Event of Default (as defined in Article III) pursuant to which the Borrower shall be required to pay to the Holder upon the consummation of and as a condition to such transaction an amount equal to the Default Amount (as defined in Article
III) or (ii) be treated pursuant to Section 1.6(b) hereof. "Person" shall mean any individual, corporation, limited liability company, partnership, association, trust or other entity or organization.

Adjustment Due to Merger, Consolidation, Etc. If, at any time when this Debenture is issued and outstanding and prior to conversion of all of the Debentures, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock of the Borrower shall be changed into the same or a different number of shares of another class or classes of stock or securities of the Borrower or another entity, or in case of any sale or conveyance of all or substantially all of the assets of the Borrower other than in connection with a plan of complete liquidation of the Borrower, then the Holder of this Debenture shall thereafter have the right to receive upon conversion of this Debenture, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore issuable upon conversion, such stock, securities or assets which the Holder would have been entitled to receive in such transaction had this Debenture been converted in full immediately prior to such transaction (without regard to any limitations on conversion set forth herein), and in any such case appropriate provisions shall be made with respect to the rights and interests of

                                                                     EXHIBIT 1.5


the Holder of this Debenture to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Conversion Price and of the number of shares issuable upon conversion of the Debenture) shall thereafter be applicable, as nearly as may be practicable in relation to any securities or assets thereafter deliverable upon the conversion hereof. The Borrower shall not effect any transaction described in this Section 1.6(b) unless (a) it first gives, to the extent practicable, thirty (30) days prior written notice (but in any event at least fifteen (15) days prior written notice) of the record date of the special meeting of stockholders to approve, or if there is no such record date, the consummation of, such merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event or sale of assets (during which time the Holder shall be entitled to convert this Debenture) and
(b) the resulting successor or acquiring entity (if not the Borrower) assumes by written instrument the obligations of this Section 1.6(b). The above provisions shall similarly apply to successive consolidations, mergers, sales, transfers or share exchanges.

Adjustment Due to Distribution. If the Borrower shall declare or make any distribution of its assets (or rights to acquire its assets) to holders of Common Stock as a dividend, stock repurchase, by way of return of capital or otherwise (including any dividend or distribution to the Borrower's shareholders in cash or shares (or rights to acquire shares) of capital stock of a subsidiary (i.e., a spin-off)) (a "Distribution"), then the Holder of this Debenture shall be entitled, upon any conversion of this Debenture after the date of record for determining shareholders entitled to such Distribution, to receive the amount of such assets which would have been payable to the Holder with respect to the shares of Common Stock issuable upon such conversion had such Holder been the holder of such shares of Common Stock on the record date for the determination of shareholders entitled to such Distribution.

Adjustment Due to Dilutive Issuance. If, at any time when any Debentures are issued and outstanding, the Borrower issues or sells, or in accordance with this
Section 1.6(d) hereof is deemed to have issued or sold, any shares of Common Stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the Fixed Conversion Price in effect on the date of such issuance (or deemed issuance) of such shares of Common Stock (a "Dilutive Issuance"), then immediately upon the Dilutive Issuance, the Fixed Conversion Price will be reduced to the amount of the consideration per share received by the Borrower in such Dilutive Issuance; provided that only one adjustment will be made for each Dilutive Issuance.

The Borrower shall be deemed to have issued or sold shares of Common Stock if the Borrower in any manner issues or grants any warrants, rights or options, whether or not immediately exercisable, to subscribe for or to purchase Common Stock or other securities convertible into or exchangeable for Common Stock ("Convertible Securities") (such warrants, rights and options to purchase Common Stock or Convertible Securities are hereinafter referred to as "Options") and the price per share for which Common Stock is issuable upon the exercise of such Options is less than the Fixed Conversion Price then in effect, then the Fixed Conversion Price shall be equal to such price per share. For purposes of the preceding sentence, the "price per share for which Common Stock is issuable upon the exercise of such Options" is determined by dividing (i) the total amount, if any, received or receivable by the Borrower as consideration for the issuance or granting of all such Options, plus the minimum aggregate amount of additional consideration, if any, payable to the Borrower upon the exercise of all such Options, plus, in the case of Convertible Securities issuable upon the exercise of such Options, the minimum aggregate amount of additional consideration payable upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the exercise of all such Options (assuming full conversion of Convertible Securities, if applicable). No further adjustment to the Conversion Price will be made upon the actual issuance of such Common Stock upon the exercise of such Options or upon the conversion or exchange of Convertible Securities issuable upon exercise of such Options.

Additionally, the Borrower shall be deemed to have issued or sold shares of Common Stock if the Borrower in any manner issues or sells any Convertible Securities, whether or not immediately convertible (other than where the same are issuable upon the exercise of Options), and the price per share for which Common Stock is issuable upon such conversion or exchange is less than the Fixed Conversion Price then in effect, then the Fixed Conversion Price shall be equal to such price per share. For the purposes of the preceding sentence, the "price per share for which Common Stock is issuable upon such conversion or exchange" is determined by dividing (i) the total amount, if any, received or receivable by the Borrower as consideration for the issuance or sale of all such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Borrower upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities. No further adjustment to the Fixed Conversion Price will be made upon the actual issuance of such Common Stock upon conversion or exchange of such Convertible Securities.

Purchase Rights. If, at any time when any Debentures are issued and outstanding, the Borrower issues any convertible securities or rights to purchase stock, warrants, securities or other property (the "Purchase Rights") pro rata to the record holders of any class of Common Stock, then the Holder of this Debenture will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such Holder could have acquired if

                                                                     EXHIBIT 1.5


such Holder had held the number of shares of Common Stock acquirable upon complete conversion of this Debenture (without regard to any limitations on conversion contained herein) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

Notice of Adjustments. Upon the occurrence of each adjustment or readjustment of the Conversion Price as a result of the events described in this Section 1.6, the Borrower, at its expense, shall promptly compute such adjustment or readjustment and prepare and furnish to the Holder of a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Borrower shall, upon the written request at any time of the Holder, furnish to such Holder a like certificate setting forth (i) such adjustment or readjustment, (ii) the Conversion Price at the time in effect and (iii) the number of shares of Common Stock and the amount, if any, of other securities or property which at the time would be received upon conversion of the Debenture.

Trading Market Limitations. Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Borrower issue upon conversion of or otherwise pursuant to this Debenture and the other Debentures issued pursuant to the Purchase Agreement more than the maximum number of shares of Common Stock that the Borrower can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded (the "Maximum Share Amount"), which, as of the Issue Date shall be 6,656,807 shares (19.99% of the total shares outstanding on the Issue Date), subject to equitable adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Common Stock occurring after the date hereof. Once the Maximum Share Amount has been issued (the date of which is hereinafter referred to as the "Maximum Conversion Date"), if the Borrower fails to eliminate any prohibitions under applicable law or the rules or regulations of any stock exchange, interdealer quotation system or other self-regulatory organization with jurisdiction over the Borrower or any of its securities on the Borrower's ability to issue shares of Common Stock in excess of the Maximum Share Amount (a "Trading Market Prepayment Event"), in lieu of any further right to convert this Debenture, and in full satisfaction of the Borrower's obligations under this Debenture, the Borrower shall pay to the Holder, within fifteen (15) business days of the Maximum Conversion Date (the "Trading Market Prepayment Date"), an amount equal to 130% times the sum of (a) the then outstanding principal amount of this Debenture immediately following the Maximum Conversion Date, plus (b) accrued and unpaid interest on the unpaid principal amount of this Debenture to the Trading Market Prepayment Date, plus
(c) Default Interest, if any, on the amounts referred to in clause (a) and/or
(b) above, plus (d) any optional amounts that may be added thereto at the Maximum Conversion Date by the Holder in accordance with the terms hereof (the then outstanding principal amount of this Debenture immediately following the Maximum Conversion Date, plus the amounts referred to in clauses (b), (c) and
(d) above shall collectively be referred to as the "Remaining Convertible Amount"). With respect to each Holder of Debentures, the Maximum Share Amount shall refer to such Holder's pro rata share thereof determined in accordance with Section 4.8 below. In the event that the sum of (x) the aggregate number of shares of Common Stock issued upon conversion of this Debenture and the other Debentures issued pursuant to the Purchase Agreement plus (y) the aggregate number of shares of Common Stock that remain issuable upon conversion of this Debenture and the other Debentures issued pursuant to the Purchase Agreement, represents at least one hundred percent (100%) of the Maximum Share Amount (the "Triggering Event"), the Borrower will use its best efforts to seek and obtain Stockholder Approval (or obtain such other relief as will allow conversions hereunder in excess of the Maximum Share Amount) as soon as practicable following the Triggering Event and before the Maximum Conversion Date. As used herein, "Stockholder Approval" means approval by the stockholders of the Borrower to authorize the issuance of the full number of shares of Common Stock which would be issuable upon full conversion of the then outstanding Debentures but for the Maximum Share Amount.

Status as Stockholder. Upon submission of a Notice of Conversion by a Holder,
(i) the shares covered thereby (other than the shares, if any, which cannot be issued because their issuance would exceed such Holder's allocated portion of the Reserved Amount or Maximum Share Amount) shall be deemed converted into shares of Common Stock and (ii) the Holder's rights as a Holder of such converted portion of this Debenture shall cease and terminate, excepting only the right to receive certificates for such shares of Common Stock and to any remedies provided herein or otherwise available at law or in equity to such Holder because of a failure by the Borrower to comply with the terms of this Debenture. Notwithstanding the foregoing, if a Holder has not received certificates for all shares of Common Stock prior to the tenth (10th) business day after the expiration of the Deadline with respect to a conversion of any portion of this Debenture for any reason, then (unless the Holder otherwise elects to retain its status as a holder of Common Stock by so notifying the Borrower) the Holder shall regain the rights of a Holder of this Debenture with respect to such unconverted portions of this Debenture and the Borrower shall, as soon as practicable, return such unconverted Debenture to the Holder or, if the Debenture has not been surrendered, adjust its records to reflect that such portion of this Debenture has not been converted. In all cases, the Holder shall retain all of its rights and remedies (including, without limitation, (i) the right to receive Conversion Default Payments pursuant to Section 1.3 to the extent required thereby for such Conversion Default and any subsequent Conversion Default and (ii) the right to have the Conversion Price with respect to subsequent conversions determined in accordance with Section 1.3) for the Borrower's failure to convert this Debenture.

                                                                     EXHIBIT 1.5




CERTAIN COVENANTS

Distributions on Capital Stock. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not without the Holder's written consent (a) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock other than dividends on shares of Common Stock solely in the form of additional shares of Common Stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock except for distributions pursuant to any shareholders' rights plan which is approved by a majority of the Borrower's disinterested directors.

Restriction on Stock Repurchases. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not without the Holder's written consent redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Borrower or any warrants, rights or options to purchase or acquire any such shares.

Borrowings. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not, without the Holder's written consent, create, incur, assume or suffer to exist any liability for borrowed money, except (a) borrowings in existence or committed on the date hereof and of which the Borrower has informed Holder in writing prior to the date hereof (including that certain line of credit between the Company and Alliance Equities providing for up to $7,000,000 of borrowings), (b) indebtedness to trade creditors or financial institutions incurred in the ordinary course of business or (c) borrowings, the proceeds of which shall be used to repay this Debenture.

Sale of Assets. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not, without the Holder's written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business. Any consent to the disposition of any assets may be conditioned on a specified use of the proceeds of disposition.

Advances and Loans. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not, without the Holder's written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries and affiliates of the Borrower, except loans, credits or advances
(a) in existence or committed on the date hereof and which the Borrower has informed Holder in writing prior to the date hereof, (b) made in the ordinary course of business or (c) not in excess of $50,000.

Contingent Liabilities. So long as the Borrower shall have any obligation under this Debenture, the Borrower shall not, without the Holder's written consent, assume, guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any person, firm, partnership, joint venture or corporation, except by the endorsement of negotiable instruments for deposit or collection and except assumptions, guarantees, endorsements and contingencies
(a) in existence or committed on the date hereof and which the Borrower has informed Holder in writing prior to the date hereof, and (b) similar transactions in the ordinary course of business.



EVENTS OF DEFAULT

If any of the following events of default (each, an "Event of Default") shall occur:

Failure to Pay Principal or Interest. The Borrower fails to pay the principal hereof or interest thereon when due on this Debenture, whether at maturity, upon a Trading Market Prepayment Event pursuant to Section 1.7, upon acceleration or otherwise;

Conversion and the Shares. The Borrower fails to issue shares of Common Stock to the Holder (or announces or threatens that it will not honor its obligation to do so) upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Debenture (for a period of at least sixty (60) days, if such failure is solely as a result of the circumstances governed by
Section 1.3 and the Borrower is using its best efforts to authorize a sufficient number of shares of Common Stock as soon as practicable), fails to transfer or cause its transfer agent to transfer (electronically or in certificated form) any certificate for shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Debenture as and when required by this Debenture or the Registration Rights Agreement, or fails to remove any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Debenture as and when required by this Debenture or the Registration Rights Agreement (or makes any announcement, statement or threat that it does not intend to honor the obligations described in this paragraph) and any such failure shall continue uncured (or any announcement, statement or threat not to honor its obligations shall not be rescinded in writing) for ten (10) days after the Borrower shall have been notified thereof in writing by the Holder;

                                                                     EXHIBIT 1.5




Failure to Timely File Registration or Effect Registration. The Borrower fails to file the Registration Statement within forty-five (45) days following the Filing Date (as defined in the Registration Rights Agreement) or obtain effectiveness with the Securities and Exchange Commission of the Registration Statement within one hundred twenty (120) days following the Filing Date or such Registration Statement lapses in effect (or sales cannot otherwise be made thereunder effective, whether by reason of the Borrower's failure to amend or supplement the prospectus included therein in accordance with the Registration Rights Agreement or otherwise) for more than twenty (20) consecutive days or forty (40) days in any twelve month period after the Registration Statement becomes effective;

Breach of Covenants. The Borrower breaches any material covenant or other material term or condition contained in Sections 1.3, 1.6 or 1.7 of this Debenture, or Sections 4(c), 4(e), 4(h), 4(i), 4(j) or 5 of the Purchase Agreement and such breach continues for a period of ten (10) days after written notice thereof to the Borrower from the Holder;

Breach of Representations and Warranties. Any representation or warranty of the Borrower made herein or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith (including, without limitation, the Purchase Agreement and the Registration Rights Agreement), shall be false or misleading in any material respect when made and the breach of which has (or with the passage of time will have) a material adverse effect on the rights of the Holder with respect to this Debenture, the Purchase Agreement or the Registration Rights Agreement;

Receiver or Trustee. The Borrower or any subsidiary of the Borrower shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee shall otherwise be appointed;

Judgments. Any money judgment, writ or similar process shall be entered or filed against the Borrower or any subsidiary of the Borrower or any of its property or other assets for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of twenty (20) days unless otherwise consented to by the Holder, which consent will not be unreasonably withheld;

Bankruptcy. Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Borrower or any subsidiary of the Borrower;

Delisting of Common Stock. The Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTCBB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange; or

Default Under Other Debentures. An Event of Default has occurred and is continuing under any of the other Debentures issued pursuant to the Purchase Agreement;

then, upon the occurrence and during the continuation of any Event of Default specified in Section 3.1, 3.2, 3.3, 3.4, 3.5, 3.7, 3.9, or 3.10, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Debentures issued pursuant to the Purchase Agreement exercisable through the delivery of written notice to the Borrower by such Holders (the "Default Notice"), and upon the occurrence of an Event of Default specified in
Section 3.6 or 3.8, the Debentures shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Debenture plus (x) accrued and unpaid interest on the unpaid principal amount of this Debenture to the date of payment (the "Mandatory Prepayment Date") plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof or pursuant to Section 2(c) of the Registration Rights Agreement (the then outstanding principal amount of this Debenture to the date of payment plus the amounts referred to in clauses (x),
(y) and (z) shall collectively be known as the "Default Sum") or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with Article I, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "Default Amount") and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the Holder shall be entitled to exercise all other rights and remedies available at law or in equity. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in

                                                                     EXHIBIT 1.5


lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.



MISCELLANEOUS

Failure or Indulgence Not Waiver. No failure or delay on the part of the Holder in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privileges. All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

Notices. Any notice herein required or permitted to be given shall be in writing and may be personally served or delivered by courier or sent by United States mail and shall be deemed to have been given upon receipt if personally served (which shall include telephone line facsimile transmission) or sent by courier or three (3) days after being deposited in the United States mail, certified, with postage pre-paid and properly addressed, if sent by mail. For the purposes hereof, the address of the Holder shall be as shown on the records of the Borrower; and the address of the Borrower shall be 1280 Bison, Suite B9-597, Newport Beach, California 92660, facsimile number: 949-760-3670). Both the Holder and the Borrower may change the address for service by service of written notice to the other as herein provided.

Amendments. This Debenture and any provision hereof may only be amended by an instrument in writing signed by the Borrower and the Holder. The term "Debenture" and all reference thereto, as used throughout this instrument, shall mean this instrument (and the other Debentures issued pursuant to the Purchase Agreement) as originally executed, or if later amended or supplemented, then as so amended or supplemented.

Assignability. This Debenture shall be binding upon the Borrower and its successors and assigns, and shall inure to be the benefit of the Holder and its successors and assigns. Each transferee of this Debenture must be an "accredited investor" (as defined in Rule 501(a) of the 1933 Act). Notwithstanding anything in this Debenture to the contrary, this Debenture may be pledged as collateral in connection with a bona fide margin account or other lending arrangement.

Cost of Collection. If default is made in the payment of this Debenture, the Borrower shall pay the Holder hereof costs of collection, including reasonable attorneys' fees.

Governing Law. THIS DEBENTURE SHALL BE ENFORCED, GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER HEREBY SUBMITS TO THE EXCLUSIVE JURISDICTION OF THE UNITED STATES FEDERAL COURTS LOCATED IN NEW YORK, NEW YORK WITH RESPECT TO ANY DISPUTE ARISING UNDER THIS DEBENTURE, THE AGREEMENTS ENTERED INTO IN CONNECTION HEREWITH OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. BOTH PARTIES IRREVOCABLY WAIVE THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH SUIT OR PROCEEDING. BOTH PARTIES FURTHER AGREE THAT SERVICE OF PROCESS UPON A PARTY MAILED BY FIRST CLASS MAIL SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE PARTY IN ANY SUCH SUIT OR PROCEEDING. NOTHING HEREIN SHALL AFFECT EITHER PARTY'S RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW. BOTH PARTIES AGREE THAT A FINAL NON-APPEALABLE JUDGMENT IN ANY SUCH SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON SUCH JUDGMENT OR IN ANY OTHER LAWFUL MANNER. THE PARTY WHICH DOES NOT PREVAIL IN ANY DISPUTE ARISING UNDER THIS DEBENTURE SHALL BE RESPONSIBLE FOR ALL FEES AND EXPENSES, INCLUDING ATTORNEYS' FEES, INCURRED BY THE PREVAILING PARTY IN CONNECTION WITH SUCH DISPUTE.

Certain Amounts. Whenever pursuant to this Debenture the Borrower is required to pay an amount in excess of the outstanding principal amount (or the portion thereof required to be paid at that time) plus accrued and unpaid interest plus Default Interest on such interest, the Borrower and the Holder agree that the actual damages to the Holder from the receipt of cash payment on this Debenture may be difficult to determine and the amount to be so paid by the Borrower represents stipulated damages and not a penalty and is intended to compensate the Holder in part for loss of the opportunity to convert this Debenture and to earn a return from the sale of shares of Common Stock acquired upon conversion of this Debenture at a price in excess of the price paid for such shares pursuant to this Debenture. The Borrower and the Holder hereby agree that such amount of stipulated damages is not plainly disproportionate to the possible loss to the Holder from the receipt of a cash payment without the opportunity to convert this Debenture into shares of Common Stock.

Allocations of Maximum Share Amount and Reserved Amount. The Maximum Share Amount and Reserved Amount shall be allocated pro rata among the Holders of Debentures based on the principal amount of such Debentures issued to each Holder. Each increase to the Maximum Share Amount and Reserved Amount shall be allocated pro rata among the Holders of Debentures based on the principal amount of such Debentures held by each Holder at the time of the increase in the Maximum Share Amount or Reserved Amount. In the event a Holder shall sell or otherwise transfer any of such Holder's Debentures, each transferee shall be allocated a pro rata portion of such transferor's Maximum Share Amount and Reserved Amount. Any portion of the Maximum Share Amount or Reserved Amount which remains allocated to any person or entity which does not hold any Debentures shall be allocated to the remaining Holders of Debentures, pro rata based on the principal amount of such Debentures then held by such Holders.

                                                                     EXHIBIT 1.5




Damages Shares. The shares of Common Stock that may be issuable to the Holder pursuant to Sections 1.3 and 1.4(g) hereof and pursuant to Section 2(c) of the Registration Rights Agreement ("Damages Shares") shall be treated as Common Stock issuable upon conversion of this Debenture for all purposes hereof and shall be subject to all of the limitations and afforded all of the rights of the other shares of Common Stock issuable hereunder, including without limitation, the right to be included in the Registration Statement filed pursuant to the Registration Rights Agreement. For purposes of calculating interest payable on the outstanding principal amount hereof, except as otherwise provided herein, amounts convertible into Damages Shares ("Damages Amounts") shall not bear interest but must be converted prior to the conversion of any outstanding principal amount hereof, until the outstanding Damages Amounts is zero.

Denominations. At the request of the Holder, upon surrender of this Debenture, the Borrower shall promptly issue new Debentures in the aggregate outstanding principal amount hereof, in the form hereof, in such denominations of at least $50,000 as the Holder shall request.

Purchase Agreement. By its acceptance of this Debenture, each Holder agrees to be bound by the applicable terms of the Purchase Agreement.

Notice of Corporate Events. Except as otherwise provided below, the Holder of this Debenture shall have no rights as a Holder of Common Stock unless and only to the extent that it converts this Debenture into Common Stock. The Borrower shall provide the Holder with prior notification of any meeting of the Borrower's shareholders (and copies of proxy materials and other information sent to shareholders). In the event of any taking by the Borrower of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, any right to subscribe for, purchase or otherwise acquire (including by way of merger, consolidation, reclassification or recapitalization) any share of any class or any other securities or property, or to receive any other right, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed sale, lease or conveyance of all or substantially all of the assets of the Borrower or any proposed liquidation, dissolution or winding up of the Borrower, the Borrower shall mail a notice to the Holder, at least twenty (20) days prior to the record date specified therein (or thirty (30) days prior to the consummation of the transaction or event, whichever is earlier), of the date on which any such record is to be taken for the purpose of such dividend, distribution, right or other event, and a brief statement regarding the amount and character of such dividend, distribution, right or other event to the extent known at such time. The Borrower shall make a public announcement of any event requiring notification to the Holder hereunder substantially simultaneously with the notification to the Holder in accordance with the terms of this Section 4.12.

Remedies. The Borrower acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder, by vitiating the intent and purpose of the transaction contemplated hereby. Accordingly, the Borrower acknowledges that the remedy at law for a breach of its obligations under this Debenture will be inadequate and agrees, in the event of a breach or threatened breach by the Borrower of the provisions of this Debenture, that the Holder shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Debenture and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.

OPTIONAL PREPAYMENT

Optional Prepayment. Notwithstanding anything to the contrary contained in this
Article V for not more than thirty (30) days from the date hereof, so long as
(i) no Event of Default or Trading Market Prepayment Event shall have occurred and be continuing, and (ii) the Borrower has a sufficient number of authorized shares of Common Stock reserved for issuance upon full conversion of the Debentures, then at any time after the Issue Date, the Borrower shall have the right, exercisable on not less than ten (10) Trading Days prior written notice to the Holders of the Debentures (which notice may not be sent to the Holders of the Debentures until the Borrower is permitted to prepay the Debentures pursuant to this Section 5.1), to prepay all of the outstanding Debentures in accordance with this Section 5.1. Any notice of prepayment hereunder (an "Optional Prepayment") shall be delivered to the Holders of the Debentures at their registered addresses appearing on the books and records of the Borrower and shall state (1) that the Borrower is exercising its right to prepay all of the Debentures issued on the Issue Date and (2) the date of prepayment (the "Optional Prepayment Notice"). On the date fixed for prepayment (the "Optional Prepayment Date"), the Borrower shall make payment of the Optional Prepayment Amount (as defined below) to or upon the order of the Holders as specified by the Holders in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date. If the Borrower exercises its right to prepay the Debentures, the Borrower shall make payment to the holders of an amount in cash (the "Optional Prepayment Amount") equal to 130% multiplied by the sum of (w) the then outstanding principal amount of this Debenture plus (x) accrued and unpaid interest on the unpaid principal amount of this Debenture to the Optional Prepayment Date plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x) plus (z) any amounts owed to the Holder pursuant to Sections
1.3 and 1.4(g) hereof or pursuant to Section 2(c) of the Registration Rights Agreement (the then outstanding principal amount of this Debenture to the date of payment plus

                                                                     EXHIBIT 1.5


the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "Optional Prepayment Sum"). Notwithstanding notice of an Optional Prepayment, the Holders shall at all times prior to the Optional Prepayment Date maintain the right to convert all or any portion of the Debentures in accordance with Article I and any portion of Debentures so converted after receipt of an Optional Prepayment Notice and prior to the Optional Prepayment Date set forth in such notice and payment of the aggregate Optional Prepayment Amount shall be deducted from the principal amount of Debentures which are otherwise subject to prepayment pursuant to such notice. If the Borrower delivers an Optional Prepayment Notice and fails to pay the Optional Prepayment Amount due to the Holders of the Debentures within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to redeem the Debentures pursuant to this Section 5.1.

















[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                                     EXHIBIT 1.5


IN WITNESS WHEREOF, Borrower has caused this Debenture to be signed in its name by its duly authorized officer this 31st day of March, 2003.



KANAKARIS WIRELESS



By: /s/ Alex F. Kanakaris
    ---------------------
Alex F. Kanakaris

Chairman and Chief Executive Officer

                                                                     EXHIBIT 1.5


EXHIBIT A

NOTICE OF CONVERSION
(To be Executed by the Registered Holder in order to Convert the Debentures)

The undersigned hereby irrevocably elects to convert $________principal amount of the Debenture (defined below) into shares of common stock, par value $0.001 per share ("Common Stock"), of Kanakaris Wireless, a Nevada corporation (the "Borrower") according to the conditions of the convertible debentures of the Borrower dated as of March 31, 2003 (the "Debentures"), as of the date written below. If securities are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto and is delivering herewith such certificates. No fee will be charged to the Holder for any conversion, except for transfer taxes, if any. A copy of each Debenture is attached hereto (or evidence of loss, theft or destruction thereof).

The Borrower shall electronically transmit the Common Stock issuable pursuant to this Notice of Conversion to the account of the undersigned or its nominee with DTC through its Deposit Withdrawal Agent Commission system ("DWAC Transfer").

Name of DTC Prime Broker:
                         -------------------------------------------------------

Account Number:
               -----------------------------------------------------------------



In lieu of receiving shares of Common Stock issuable pursuant to this Notice of Conversion by way of a DWAC Transfer, the undersigned hereby requests that the Borrower issue a certificate or certificates for the number of shares of Common Stock set forth below (which numbers are based on the Holder's calculation attached hereto) in the name(s) specified immediately below or, if additional space is necessary, on an attachment hereto:

Name:
     ---------------------------------------------------------------------------

Address:
        ------------------------------------------------------------------------



The undersigned represents and warrants that all offers and sales by the undersigned of the securities issuable to the undersigned upon conversion of the Debentures shall be made pursuant to registration of the securities under the Securities Act of 1933, as amended (the "Act"), or pursuant to an exemption from registration under the Act.

Date of Conversion:___________________________

Applicable Conversion Price:____________________

Number of Shares of Common Stock to be Issued

Pursuant to Conversion of the Debentures:______________

Signature:___________________________________

Name:______________________________________

Address:____________________________________



The Borrower shall issue and deliver shares of Common Stock to an overnight courier not later than three business days following receipt of the original Debenture(s) to be converted, and shall make payments pursuant to the Debentures for the number of business days such issuance and delivery is late.

                                                                     EXHIBIT 1.6






THIS WARRANT AND THE SHARES ISSUABLE UPON THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. EXCEPT AS OTHERWISE SET FORTH HEREIN OR IN A SECURITIES PURCHASE AGREEMENT DATED AS OF JANUARY 16, 2003 NEITHER THIS WARRANT NOR ANY OF SUCH SHARES MAY BE SOLD, TRANSFERRED OR ASSIGNED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITIES UNDER SAID ACT OR, AN OPINION OF COUNSEL, IN FORM, SUBSTANCE AND SCOPE, CUSTOMARY FOR OPINIONS OF COUNSEL IN COMPARABLE TRANSACTIONS, THAT REGISTRATION IS NOT REQUIRED UNDER SUCH ACT OR UNLESS SOLD PURSUANT TO RULE 144 UNDER SUCH ACT.

Right to Purchase 500,000 Shares of Common Stock, par value $0.001 per share



STOCK PURCHASE WARRANT

THIS CERTIFIES THAT, for value received, AJW Offshore, Ltd. or its registered assigns, is entitled to purchase from Kanakaris Wireless, a Nevada corporation (the "Company"), at any time or from time to time during the period specified in Paragraph 2 hereof, Five Hundred Thousand (500,000) fully paid and nonassessable shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock"), at an exercise price per share equal to $.005 (the "Exercise Price"). The term "Warrant Shares," as used herein, refers to the shares of Common Stock purchasable hereunder. The Warrant Shares and the Exercise Price are subject to adjustment as provided in Paragraph 4 hereof. The term "Warrants" means this Warrant and the other warrants issued pursuant to that certain Securities Purchase Agreement, dated January 16, 2003, by and among the Company and the Buyers listed on the execution page thereof (the "Securities Purchase Agreement"), including any additional warrants issuable pursuant to Section 4(l) thereof.

This Warrant is subject to the following terms, provisions, and conditions:

Manner of Exercise; Issuance of Certificates; Payment for Shares. Subject to the provisions hereof, this Warrant may be exercised by the holder hereof, in whole or in part, by the surrender of this Warrant, together with a completed exercise agreement in the form attached hereto (the "Exercise Agreement"), to the Company during normal business hours on any business day at the Company's principal executive offices (or such other office or agency of the Company as it may designate by notice to the holder hereof), and upon (i) payment to the Company in cash, by certified or official bank check or by wire transfer for the account of the Company of the Exercise Price for the Warrant Shares specified in the Exercise Agreement or (ii) if the resale of the Warrant Shares by the holder is not then registered pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), delivery to the Company of a written notice of an election to effect a "Cashless Exercise" (as defined in Section 11(c) below) for the Warrant Shares specified in the Exercise Agreement. The Warrant Shares so purchased shall be deemed to be issued to the holder hereof or such holder's designee, as the record owner of such shares, as of the close of business on the date on which this Warrant shall have been surrendered, the completed Exercise Agreement shall have been delivered, and payment shall have been made for such shares as set forth above. Certificates for the Warrant Shares so purchased, representing the aggregate number of shares specified in the Exercise Agreement, shall be delivered to the holder hereof within a reasonable time, not exceeding three (3) business days, after this Warrant shall have been so exercised. The certificates so delivered shall be in such denominations as may be requested by the holder hereof and shall be registered in the name of such holder or such other name as shall be designated by such holder. If this Warrant shall have been exercised only in part, then, unless this Warrant has expired, the Company shall, at its expense, at the time of delivery of such certificates, deliver to the holder a new Warrant representing the number of shares with respect to which this Warrant shall not then have been exercised. In addition to all other available remedies at law or in equity, if the Company fails to deliver certificates for the Warrant Shares within three (3) business days after this Warrant is exercised, then the Company shall pay to the holder in cash a penalty (the "Penalty") equal to 2% of the number of Warrant Shares that the holder is entitled to multiplied by the Market Price (as hereinafter defined) for each day that the Company fails to deliver certificates for the Warrant Shares. For example, if the holder is entitled to 100,000 Warrant Shares and the Market Price is $2.00, then the Company shall pay to the holder $4,000 for each day that the Company fails to deliver certificates for the Warrant Shares. The Penalty shall be paid to the holder by the fifth day of the month following the month in which it has accrued.

Notwithstanding anything in this Warrant to the contrary, in no event shall the holder of this Warrant be entitled to exercise a number of Warrants (or portions thereof) in excess of the number of Warrants (or portions thereof) upon exercise of which the sum of (i) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unexercised Warrants and the unexercised or unconverted portion of any other securities of the Company (including the Debentures (as defined in the Securities Purchase Agreement)) subject to a limitation on conversion or exercise analogous to the limitation contained herein) and (ii) the number of shares of Common Stock issuable upon exercise of the Warrants (or portions thereof) with respect to which the determination described herein is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock. For purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (i) of the preceding sentence. The holder of this Warrant may waive the limitations set forth herein by sixty-one (61) days written notice to the Company. Notwithstanding anything to the

                                                                     EXHIBIT 1.6


contrary contained herein, the limitation on exercise of this Warrant set forth herein may not be amended without (i) the written consent of the holder hereof and the Company and (ii) the approval of a majority of stockholders of the Company.

Period of Exercise. This Warrant is exercisable at any time or from time to time on or after the date on which this Warrant is issued and delivered pursuant to the terms of the Securities Purchase Agreement and before 6:00 p.m., New York, New York time on the third (3rd) anniversary of the date of issuance (the "Exercise Period").

Certain Agreements of the Company. The Company hereby covenants and agrees as follows:

Shares to be Fully Paid. All Warrant Shares will, upon issuance in accordance with the terms of this Warrant, be validly issued, fully paid, and nonassessable and free from all taxes, liens, and charges with respect to the issue thereof.

Reservation of Shares. Subject to the Stockholder Approval (as defined in the Securities Purchase Agreement), during the Exercise Period, the Company shall at all times have authorized, and reserved for the purpose of issuance upon exercise of this Warrant, a sufficient number of shares of Common Stock to provide for the exercise of this Warrant.

Listing. The Company shall promptly secure the listing of the shares of Common Stock issuable upon exercise of the Warrant upon each national securities exchange or automated quotation system, if any, upon which shares of Common Stock are then listed (subject to official notice of issuance upon exercise of this Warrant) and shall maintain, so long as any other shares of Common Stock shall be so listed, such listing of all shares of Common Stock from time to time issuable upon the exercise of this Warrant; and the Company shall so list on each national securities exchange or automated quotation system, as the case may be, and shall maintain such listing of, any other shares of capital stock of the Company issuable upon the exercise of this Warrant if and so long as any shares of the same class shall be listed on such national securities exchange or automated quotation system.

Certain Actions Prohibited. The Company will not, by amendment of its charter or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed by it hereunder, but will at all times in good faith assist in the carrying out of all the provisions of this Warrant and in the taking of all such action as may reasonably be requested by the holder of this Warrant in order to protect the exercise privilege of the holder of this Warrant against dilution or other impairment, consistent with the tenor and purpose of this Warrant. Without limiting the generality of the foregoing, the Company (i) will not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the Exercise Price then in effect, and (ii) will take all such actions as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant.

Successors and Assigns. This Warrant will be binding upon any entity succeeding to the Company by merger, consolidation, or acquisition of all or substantially all the Company's assets.

Antidilution Provisions. During the Exercise Period, the Exercise Price and the number of Warrant Shares shall be subject to adjustment from time to time as provided in this Paragraph 4.

In the event that any adjustment of the Exercise Price as required herein results in a fraction of a cent, such Exercise Price shall be rounded up to the nearest cent.

Adjustment of Exercise Price and Number of Shares upon Issuance of Common Stock. Except as otherwise provided in Paragraphs 4(c) and 4(e) hereof, if and whenever on or after the date of issuance of this Warrant, the Company issues or sells, or in accordance with Paragraph 4(b) hereof is deemed to have issued or sold, any shares of Common Stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the Market Price (as hereinafter defined) on the date of issuance (a "Dilutive Issuance"), then immediately upon the Dilutive Issuance, the Exercise Price will be reduced to a price determined by multiplying the Exercise Price in effect immediately prior to the Dilutive Issuance by a fraction, (i) the numerator of which is an amount equal to the sum of (x) the number of shares of Common Stock actually outstanding immediately prior to the Dilutive Issuance, plus (y) the quotient of the aggregate consideration, calculated as set forth in Paragraph 4(b) hereof, received by the Company upon such Dilutive Issuance divided by the Market Price in effect immediately prior to the Dilutive Issuance, and (ii) the denominator of which is the total number of shares of Common Stock Deemed Outstanding (as defined below) immediately after the Dilutive Issuance.

Effect on Exercise Price of Certain Events. For purposes of determining the adjusted Exercise Price under Paragraph 4(a) hereof, the following will be applicable:

Issuance of Rights or Options. If the Company in any manner issues or grants any warrants, rights or options, whether or not immediately exercisable, to subscribe for or to purchase Common Stock or other securities convertible into or exchangeable for Common Stock ("Convertible Securities") (such warrants, rights and options to purchase Common Stock or Convertible Securities are hereinafter referred to as "Options") and the price per share for which Common Stock is issuable upon the exercise of such Options is less than the Market Price on the date of issuance or grant of such Options, then the maximum total number of shares of Common Stock issuable upon the exercise of all such Options will, as of the date of the issuance or grant of such Options, be deemed to be outstanding and to have been issued and sold by the Company for such price per share. For purposes of the preceding sentence, the "price per share for which Common Stock is issuable upon the exercise

                                                                     EXHIBIT 1.6


of such Options" is determined by dividing (i) the total amount, if any, received or receivable by the Company as consideration for the issuance or granting of all such Options, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the exercise of all such Options, plus, in the case of Convertible Securities issuable upon the exercise of such Options, the minimum aggregate amount of additional consideration payable upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the exercise of all such Options (assuming full conversion of Convertible Securities, if applicable). No further adjustment to the Exercise Price will be made upon the actual issuance of such Common Stock upon the exercise of such Options or upon the conversion or exchange of Convertible Securities issuable upon exercise of such Options.

Issuance of Convertible Securities. If the Company in any manner issues or sells any Convertible Securities, whether or not immediately convertible (other than where the same are issuable upon the exercise of Options) and the price per share for which Common Stock is issuable upon such conversion or exchange is less than the Market Price on the date of issuance, then the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities will, as of the date of the issuance of such Convertible Securities, be deemed to be outstanding and to have been issued and sold by the Company for such price per share. For the purposes of the preceding sentence, the "price per share for which Common Stock is issuable upon such conversion or exchange" is determined by dividing (i) the total amount, if any, received or receivable by the Company as consideration for the issuance or sale of all such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities. No further adjustment to the Exercise Price will be made upon the actual issuance of such Common Stock upon conversion or exchange of such Convertible Securities.

Change in Option Price or Conversion Rate. If there is a change at any time in
(i) the amount of additional consideration payable to the Company upon the exercise of any Options; (ii) the amount of additional consideration, if any, payable to the Company upon the conversion or exchange of any Convertible Securities; or (iii) the rate at which any Convertible Securities are convertible into or exchangeable for Common Stock (other than under or by reason of provisions designed to protect against dilution), the Exercise Price in effect at the time of such change will be readjusted to the Exercise Price which would have been in effect at such time had such Options or Convertible Securities still outstanding provided for such changed additional consideration or changed conversion rate, as the case may be, at the time initially granted, issued or sold.

Treatment of Expired Options and Unexercised Convertible Securities. If, in any case, the total number of shares of Common Stock issuable upon exercise of any Option or upon conversion or exchange of any Convertible Securities is not, in fact, issued and the rights to exercise such Option or to convert or exchange such Convertible Securities shall have expired or terminated, the Exercise Price then in effect will be readjusted to the Exercise Price which would have been in effect at the time of such expiration or termination had such Option or Convertible Securities, to the extent outstanding immediately prior to such expiration or termination (other than in respect of the actual number of shares of Common Stock issued upon exercise or conversion thereof), never been issued.

Calculation of Consideration Received. If any Common Stock, Options or Convertible Securities are issued, granted or sold for cash, the consideration received therefor for purposes of this Warrant will be the amount received by the Company therefor, before deduction of reasonable commissions, underwriting discounts or allowances or other reasonable expenses paid or incurred by the Company in connection with such issuance, grant or sale. In case any Common Stock, Options or Convertible Securities are issued or sold for a consideration part or all of which shall be other than cash, the amount of the consideration other than cash received by the Company will be the fair value of such consideration, except where such consideration consists of securities, in which case the amount of consideration received by the Company will be the Market Price thereof as of the date of receipt. In case any Common Stock, Options or Convertible Securities are issued in connection with any acquisition, merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor will be deemed to be the fair value of such portion of the net assets and business of the non-surviving corporation as is attributable to such Common Stock, Options or Convertible Securities, as the case may be. The fair value of any consideration other than cash or securities will be determined in good faith by the Board of Directors of the Company.

Exceptions to Adjustment of Exercise Price. No adjustment to the Exercise Price will be made (i) upon the exercise of any warrants, options or other convertible securities granted, issued and outstanding on the date of issuance of this Warrant; (ii) upon the grant or exercise of any stock or options which may hereafter be granted or exercised under any employee benefit plan, stock option plan or restricted stock plan of the Company now existing or to be implemented in the future, so long as the issuance of such stock or options is approved by a majority of the independent members of the Board of Directors of the Company or a majority of the members of a committee of independent directors established for such purpose; or (iii) upon the exercise of the Warrants.

Subdivision or Combination of Common Stock. If the Company at any time subdivides (by any stock split, stock dividend, recapitalization, reorganization, reclassification or otherwise) the shares of Common Stock acquirable hereunder into a greater number of shares, then, after the date of record for effecting such subdivision, the Exercise Price in effect immediately prior to such subdivision will be proportionately reduced. If the Company at any time combines (by reverse stock split, recapitalization, reorganization, reclassification or otherwise) the shares of Common Stock

                                                                     EXHIBIT 1.6


acquirable hereunder into a smaller number of shares, then, after the date of record for effecting such combination, the Exercise Price in effect immediately prior to such combination will be proportionately increased.

Adjustment in Number of Shares. Upon each adjustment of the Exercise Price pursuant to the provisions of this Paragraph 4, the number of shares of Common Stock issuable upon exercise of this Warrant shall be adjusted by multiplying a number equal to the Exercise Price in effect immediately prior to such adjustment by the number of shares of Common Stock issuable upon exercise of this Warrant immediately prior to such adjustment and dividing the product so obtained by the adjusted Exercise Price.

Consolidation, Merger or Sale. In case of any consolidation of the Company with, or merger of the Company into any other corporation, or in case of any sale or conveyance of all or substantially all of the assets of the Company other than in connection with a plan of complete liquidation of the Company, then as a condition of such consolidation, merger or sale or conveyance, adequate provision will be made whereby the holder of this Warrant will have the right to acquire and receive upon exercise of this Warrant in lieu of the shares of Common Stock immediately theretofore acquirable upon the exercise of this Warrant, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for the number of shares of Common Stock immediately theretofore acquirable and receivable upon exercise of this Warrant had such consolidation, merger or sale or conveyance not taken place. In any such case, the Company will make appropriate provision to insure that the provisions of this Paragraph 4 hereof will thereafter be applicable as nearly as may be in relation to any shares of stock or securities thereafter deliverable upon the exercise of this Warrant. The Company will not effect any consolidation, merger or sale or conveyance unless prior to the consummation thereof, the successor corporation (if other than the Company) assumes by written instrument the obligations under this Paragraph 4 and the obligations to deliver to the holder of this Warrant such shares of stock, securities or assets as, in accordance with the foregoing provisions, the holder may be entitled to acquire.

Distribution of Assets. In case the Company shall declare or make any distribution of its assets (including cash) to holders of Common Stock as a partial liquidating dividend, by way of return of capital or otherwise, then, after the date of record for determining stockholders entitled to such distribution, but prior to the date of distribution, the holder of this Warrant shall be entitled upon exercise of this Warrant for the purchase of any or all of the shares of Common Stock subject hereto, to receive the amount of such assets which would have been payable to the holder had such holder been the holder of such shares of Common Stock on the record date for the determination of stockholders entitled to such distribution.

Notice of Adjustment. Upon the occurrence of any event which requires any adjustment of the Exercise Price, then, and in each such case, the Company shall give notice thereof to the holder of this Warrant, which notice shall state the Exercise Price resulting from such adjustment and the increase or decrease in the number of Warrant Shares purchasable at such price upon exercise, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based. Such calculation shall be certified by the Chief Financial Officer of the Company.

Minimum Adjustment of Exercise Price. No adjustment of the Exercise Price shall be made in an amount of less than 1% of the Exercise Price in effect at the time such adjustment is otherwise required to be made, but any such lesser adjustment shall be carried forward and shall be made at the time and together with the next subsequent adjustment which, together with any adjustments so carried forward, shall amount to not less than 1% of such Exercise Price.

No Fractional Shares. No fractional shares of Common Stock are to be issued upon the exercise of this Warrant, but the Company shall pay a cash adjustment in respect of any fractional share which would otherwise be issuable in an amount equal to the same fraction of the Market Price of a share of Common Stock on the date of such exercise.

Other Notices.  In case at any time:
-------------

the Company shall declare any dividend upon the Common Stock payable in shares of stock of any class or make any other distribution (including dividends or distributions payable in cash out of retained earnings) to the holders of the Common Stock;

the Company shall offer for subscription pro rata to the holders of the Common Stock any additional shares of stock of any class or other rights;

there shall be any capital reorganization of the Company, or reclassification of the Common Stock, or consolidation or merger of the Company with or into, or sale of all or substantially all its assets to, another corporation or entity; or

there shall be a voluntary or involuntary dissolution, liquidation or winding-up of the Company;

then, in each such case, the Company shall give to the holder of this Warrant
(a) notice of the date on which the books of the Company shall close or a record shall be taken for determining the holders of Common Stock entitled to receive any such dividend, distribution, or subscription rights or for determining the holders of Common Stock entitled to vote in respect of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding-up and (b) in the case of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding-up, notice of the date (or, if not then known, a reasonable approximation thereof by the Company) when the same shall take place. Such notice shall also specify the date on which the holders of Common Stock shall be entitled to receive such dividend, distribution, or

                                                                     EXHIBIT 1.6


subscription rights or to exchange their Common Stock for stock or other securities or property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, or winding-up, as the case may be. Such notice shall be given at least 30 days prior to the record date or the date on which the Company's books are closed in respect thereto. Failure to give any such notice or any defect therein shall not affect the validity of the proceedings referred to in clauses (i), (ii), (iii) and (iv) above.

Certain Events. If any event occurs of the type contemplated by the adjustment provisions of this Paragraph 4 but not expressly provided for by such provisions, the Company will give notice of such event as provided in Paragraph 4(g) hereof, and the Company's Board of Directors will make an appropriate adjustment in the Exercise Price and the number of shares of Common Stock acquirable upon exercise of this Warrant so that the rights of the holder shall be neither enhanced nor diminished by such event.

Certain Definitions.

"Common Stock Deemed Outstanding" shall mean the number of shares of Common Stock actually outstanding (not including shares of Common Stock held in the treasury of the Company), plus (x) pursuant to Paragraph 4(b)(i) hereof, the maximum total number of shares of Common Stock issuable upon the exercise of Options, as of the date of such issuance or grant of such Options, if any, and
(y) pursuant to Paragraph 4(b)(ii) hereof, the maximum total number of shares of Common Stock issuable upon conversion or exchange of Convertible Securities, as of the date of issuance of such Convertible Securities, if any.

"Market Price," as of any date, (i) means the average of the last reported sale prices for the shares of Common Stock on the Over-the-Counter Bulletin Board (the "OTCBB") for the five (5) Trading Days (as hereinafter defined) immediately preceding such date as reported by Bloomberg Financial Services, or (ii) if the OTCBB is not the principal trading market for the shares of Common Stock, the average of the last reported sale prices on the principal trading market for the Common Stock during the same period as reported by Bloomberg Financial Services, or (iii) if market value cannot be calculated as of such date on any of the foregoing bases, the Market Price shall be the fair market value as reasonably determined in good faith by (a) the Board of Directors of the Company or, at the option of a majority-in-interest of the holders of the outstanding Warrants by
(b) an independent investment bank of nationally recognized standing in the valuation of businesses similar to the business of the corporation. The manner of determining the Market Price of the Common Stock set forth in the foregoing definition shall apply with respect to any other security in respect of which a determination as to market value must be made hereunder.

"Common Stock," for purposes of this Paragraph 4, includes the Common Stock, par value $0.001 per share, and any additional class of stock of the Company having no preference as to dividends or distributions on liquidation, provided that the shares purchasable pursuant to this Warrant shall include only shares of Common Stock, par value $0.001 per share, in respect of which this Warrant is exercisable, or shares resulting from any subdivision or combination of such Common Stock, or in the case of any reorganization, reclassification, consolidation, merger, or sale of the character referred to in Paragraph 4(e) hereof, the stock or other securities or property provided for in such Paragraph.

"Trading Day" shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Issue Tax. The issuance of certificates for Warrant Shares upon the exercise of this Warrant shall be made without charge to the holder of this Warrant or such shares for any issuance tax or other costs in respect thereof, provided that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any certificate in a name other than the holder of this Warrant.

No Rights or Liabilities as a Shareholder. This Warrant shall not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company. No provision of this Warrant, in the absence of affirmative action by the holder hereof to purchase Warrant Shares, and no mere enumeration herein of the rights or privileges of the holder hereof, shall give rise to any liability of such holder for the Exercise Price or as a shareholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

Transfer, Exchange, and Replacement of Warrant.

Restriction on Transfer. This Warrant and the rights granted to the holder hereof are transferable, in whole or in part, upon surrender of this Warrant, together with a properly executed assignment in the form attached hereto, at the office or agency of the Company referred to in Paragraph 7(e) below, provided, however, that any transfer or assignment shall be subject to the conditions set forth in Paragraph 7(f) hereof and to the applicable provisions of the Securities Purchase Agreement. Until due presentment for registration of transfer on the books of the Company, the Company may treat the registered holder hereof as the owner and holder hereof for all purposes, and the Company shall not be affected by any notice to the contrary. Notwithstanding anything to the contrary contained herein, the registration rights described in Paragraph 8 are assignable only in accordance with the provisions of that certain Registration Rights Agreement, dated January 16, 2003, by and among the Company and the other signatories thereto (the "Registration Rights Agreement").

Warrant Exchangeable for Different Denominations. This Warrant is exchangeable, upon the surrender hereof by the holder hereof at the office or agency of the Company referred to in Paragraph 7(e)

                                                                     EXHIBIT 1.6


below, for new Warrants of like tenor representing in the aggregate the right to purchase the number of shares of Common Stock which may be purchased hereunder, each of such new Warrants to represent the right to purchase such number of shares as shall be designated by the holder hereof at the time of such surrender.

Replacement of Warrant. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft, or destruction, upon delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company, or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company, at its expense, will execute and deliver, in lieu thereof, a new Warrant of like tenor.

Cancellation; Payment of Expenses. Upon the surrender of this Warrant in connection with any transfer, exchange, or replacement as provided in this Paragraph 7, this Warrant shall be promptly canceled by the Company. The Company shall pay all taxes (other than securities transfer taxes) and all other expenses (other than legal expenses, if any, incurred by the holder or transferees) and charges payable in connection with the preparation, execution, and delivery of Warrants pursuant to this Paragraph 7.

Register. The Company shall maintain, at its principal executive offices (or such other office or agency of the Company as it may designate by notice to the holder hereof), a register for this Warrant, in which the Company shall record the name and address of the person in whose name this Warrant has been issued, as well as the name and address of each transferee and each prior owner of this Warrant.

Exercise or Transfer Without Registration. If, at the time of the surrender of this Warrant in connection with any exercise, transfer, or exchange of this Warrant, this Warrant (or, in the case of any exercise, the Warrant Shares issuable hereunder), shall not be registered under the Securities Act of 1933, as amended (the "Securities Act") and under applicable state securities or blue sky laws, the Company may require, as a condition of allowing such exercise, transfer, or exchange, (i) that the holder or transferee of this Warrant, as the case may be, furnish to the Company a written opinion of counsel, which opinion and counsel are acceptable to the Company, to the effect that such exercise, transfer, or exchange may be made without registration under said Act and under applicable state securities or blue sky laws, (ii) that the holder or transferee execute and deliver to the Company an investment letter in form and substance acceptable to the Company and (iii) that the transferee be an "accredited investor" as defined in Rule 501(a) promulgated under the Securities Act; provided that no such opinion, letter or status as an "accredited investor" shall be required in connection with a transfer pursuant to Rule 144 under the Securities Act. The first holder of this Warrant, by taking and holding the same, represents to the Company that such holder is acquiring this Warrant for investment and not with a view to the distribution thereof.

Registration Rights. The initial holder of this Warrant (and certain assignees thereof) is entitled to the benefit of such registration rights in respect of the Warrant Shares as are set forth in Section 2 of the Registration Rights Agreement.

Notices. All notices, requests, and other communications required or permitted to be given or delivered hereunder to the holder of this Warrant shall be in writing, and shall be personally delivered, or shall be sent by certified or registered mail or by recognized overnight mail courier, postage prepaid and addressed, to such holder at the address shown for such holder on the books of the Company, or at such other address as shall have been furnished to the Company by notice from such holder. All notices, requests, and other communications required or permitted to be given or delivered hereunder to the Company shall be in writing, and shall be personally delivered, or shall be sent by certified or registered mail or by recognized overnight mail courier, postage prepaid and addressed, to the office of the Company at 1280 Bison, Suite B9-597 Newport Beach, California 92660, Attention: Alex Kanakaris, Chairman and Chief Executive Officer, or at such other address as shall have been furnished to the holder of this Warrant by notice from the Company. Any such notice, request, or other communication may be sent by facsimile, but shall in such case be subsequently confirmed by a writing personally delivered or sent by certified or registered mail or by recognized overnight mail courier as provided above. All notices, requests, and other communications shall be deemed to have been given either at the time of the receipt thereof by the person entitled to receive such notice at the address of such person for purposes of this Paragraph 9, or, if mailed by registered or certified mail or with a recognized overnight mail courier upon deposit with the United States Post Office or such overnight mail courier, if postage is prepaid and the mailing is properly addressed, as the case may be.

Governing Law. THIS WARRANT SHALL BE ENFORCED, GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS. THE PARTIES HERETO HEREBY SUBMIT TO THE EXCLUSIVE JURISDICTION OF THE UNITED STATES FEDERAL COURTS LOCATED IN NEW YORK, NEW YORK WITH RESPECT TO ANY DISPUTE ARISING UNDER THIS WARRANT, THE AGREEMENTS ENTERED INTO IN CONNECTION HEREWITH OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. BOTH PARTIES IRREVOCABLY WAIVE THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH SUIT OR PROCEEDING. BOTH PARTIES FURTHER AGREE THAT SERVICE OF PROCESS UPON A PARTY MAILED BY FIRST CLASS MAIL SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON THE PARTY IN ANY SUCH SUIT OR PROCEEDING. NOTHING HEREIN SHALL AFFECT EITHER PARTY'S RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW. BOTH PARTIES AGREE THAT A FINAL NON-APPEALABLE JUDGMENT IN ANY SUCH SUIT OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON SUCH JUDGMENT OR IN ANY OTHER LAWFUL MANNER. THE PARTY WHICH DOES NOT PREVAIL IN ANY DISPUTE ARISING UNDER THIS WARRANT SHALL BE RESPONSIBLE FOR ALL FEES AND EXPENSES, INCLUDING ATTORNEYS' FEES, INCURRED BY THE PREVAILING PARTY IN CONNECTION WITH SUCH DISPUTE.

                                                                     EXHIBIT 1.6




Miscellaneous.

Amendments. This Warrant and any provision hereof may only be amended by an instrument in writing signed by the Company and the holder hereof.

Descriptive Headings. The descriptive headings of the several paragraphs of this Warrant are inserted for purposes of reference only, and shall not affect the meaning or construction of any of the provisions hereof.

Cashless Exercise. Notwithstanding anything to the contrary contained in this Warrant, if the resale of the Warrant Shares by the holder is not then registered pursuant to an effective registration statement under the Securities Act, this Warrant may be exercised by presentation and surrender of this Warrant to the Company at its principal executive offices with a written notice of the holder's intention to effect a cashless exercise, including a calculation of the number of shares of Common Stock to be issued upon such exercise in accordance with the terms hereof (a "Cashless Exercise"). In the event of a Cashless Exercise, in lieu of paying the Exercise Price in cash, the holder shall surrender this Warrant for that number of shares of Common Stock determined by multiplying the number of Warrant Shares to which it would otherwise be entitled by a fraction, the numerator of which shall be the difference between the then current Market Price per share of the Common Stock and the Exercise Price, and the denominator of which shall be the then current Market Price per share of Common Stock. For example, if the holder is exercising 100,000 Warrants with a per Warrant exercise price of $0.75 per share through a cashless exercise when the Common Stock's current Market Price per share is $2.00 per share, then upon such Cashless Exercise the holder will receive 62,500 shares of Common Stock.

Remedies. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the holder, by vitiating the intent and purpose of the transaction contemplated hereby. Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Warrant will be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Warrant, that the holder shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Warrant and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.





[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                                     EXHIBIT 1.6


IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its duly authorized officer.

KANAKARIS WIRELESS





By: /s/ Alex F. Kanakaris
    ---------------------
Alex F. Kanakaris

Chairman and Chief Executive Officer



Dated as of March 31, 2003

                                                                     EXHIBIT 1.6


FORM OF EXERCISE AGREEMENT



Dated:  ________ __, 2002





To:        Kanakaris Wireless



The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to purchase ________ shares of Common Stock covered by such Warrant, and makes payment herewith in full therefor at the price per share provided by such Warrant in cash or by certified or official bank check in the amount of, or, if the resale of such Common Stock by the undersigned is not currently registered pursuant to an effective registration statement under the Securities Act of 1933, as amended, by surrender of securities issued by the Company (including a portion of the Warrant) having a market value (in the case of a portion of this Warrant, determined in accordance with Section 11(c) of the Warrant) equal to $_________. Please issue a certificate or certificates for such shares of Common Stock in the name of and pay any cash for any fractional share to:



Name:      ______________________________



Signature:______________________________

Address:_______________________________

-------------------------------



Note: The above signature should correspond exactly with the name on the face of the within Warrant, if applicable.



and, if said number of shares of Common Stock shall not be all the shares purchasable under the within Warrant, a new Warrant is to be issued in the name of said undersigned covering the balance of the shares purchasable thereunder less any fraction of a share paid in cash.

                                                                     EXHIBIT 1.6


FORM OF ASSIGNMENT



FOR VALUE RECEIVED, the undersigned hereby sells, assigns, and transfers all the rights of the undersigned under the within Warrant, with respect to the number of shares of Common Stock covered thereby set forth hereinbelow, to:

Name of Assignee        Address                                     No of Shares






, and hereby irrevocably constitutes and appoints
___________________________________ as agent and attorney-in-fact to transfer said Warrant on the books of the within-named corporation, with full power of substitution in the premises.



Dated: ________ __, 2002



In the presence of:



           Name:     ____________________________



           Signature:___________________________

           Title:     ___________________________

           Address:  ____________________________

                               ----------------------------




Note: The above signature should correspond exactly with the name on the face of the within Warrant, if applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          KANAKARIS WIRELESS


Dated: May 19, 2003       By:  /S/ ALEX F. KANAKARIS
                          ----------------------------------------------
                          Alex F. Kanakaris
                          Chairman of the Board, Chief Executive Officer
                          (Principal Executive Officer) and President


Dated: May 19, 2003       By:  /S/ DAVID THOMAS SHOMAKER
                          ----------------------------------------------
                          David Thomas Shomaker
                          Acting Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                                                    EXHIBIT 99.1


                  CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND
     CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the quarterly report on Form 10-QSB of Kanakaris Wireless (the "Company") for the quarterly period ended March 31, 2003 (the "Report"), the undersigned hereby certifies in his capacity as Chief Executive Officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated: May 19, 2003            By: /S/ ALEX F. KANAKARIS
                                           ------------------------------
                                           Alex F. Kanakaris
                                           Chief Executive Officer

         In connection with the quarterly report on Form 10-QSB of Kanakaris Wireless (the "Company") for the quarterly period ended March 31, 2003 (the "Report"), the undersigned hereby certifies in his capacity as Chief Financial Officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


         Dated: May 19, 2003            By: /S/ DAVID THOMAS SHOMAKER
                                           ------------------------------
                                           David Thomas Shomaker
                                           Acting Chief Financial Officer